Form 10-K
period 2026-09-30
EDGEWELL PERSONAL CARE Co
filed 2026-11-13
CIK 1096752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2026
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, was $951,518,035.

The number of shares of the registrant’s common stock outstanding as of October 31, 2026 was 46,088,915.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement for its 2027 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2026, are incorporated by reference into Part III of this report.

EDGEWELL PERSONAL CARE COMPANY

Presentation of Information
Unless the context requires otherwise, references to “Edgewell Personal Care Company,” “Edgewell,” “we,” “us,” “our” and “the Company” refer to Edgewell Personal Care Company, and its consolidated subsidiaries.

Industry and Market Data
Unless we indicate otherwise, we base the information contained or incorporated by reference herein, concerning our industry on our general knowledge and expectations. Our market position, market share, and industry market size are estimates based on internal and external data from various industry analyses, our internal research and adjustments, and assumptions that we believe to be reasonable. We have not independently verified data from industry analyses and cannot guarantee its accuracy or completeness. In addition, we believe that industry, market size, market position and market share data within our industry provides general guidance but is inherently imprecise and has not been verified by any independent source. Further, our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates and assumptions. You are cautioned not to place undue reliance on this data.
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
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Edgewell Personal Care Company (“we,” “us,” “our,” or the “Company”) or any of our businesses. These forward-looking statements include, but are not limited to, statements concerning our expectations regarding our future results of operations and financial condition; capital expenditures; our restructuring and productivity initiatives; our strategy; impacts from the divestiture of our Feminine Care segment; our potential eligibility for refunds of tariffs previously paid under the International Emergency Economic Powers Act; the effect of macroeconomic factors, including supply chain disruptions, tariffs, inflationary pressures and conflicts or acts of war (such as the conflict in the Middle East); anticipated trends, seasonality, and challenges in our business and in the markets in which we operate. Additional forward-looking statements may appear throughout this report, including, without limitation, the following sections: Business, Management’s Discussion and Analysis, Risk Factors, and the Notes to the Consolidated Financial Statements. Forward-looking statements generally can be identified by the use of words or phrases such as “believe,” “expect,” “expectation,” “anticipate,” “may,” “could,” “intend,” “estimate,” “plan,” “target,” “predict,” “likely,” “will,” “should,” “forecast,” “outlook,” “strategy,” or other similar words or phrases. These statements are not based on historical facts, but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, the future earnings and performance of the Company or any of our businesses. Many factors outside our control could affect the realization of these estimates. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results to differ materially from those indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this report are only made as of the date of this report, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances, except as required by law. You should not place undue reliance on these statements. Factors that could cause fluctuations in our actual results include, but are not limited to, the following:
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
1

•the ability to successfully manage evolving global financial risks, including tariffs, foreign currency fluctuations, currency exchange or pricing controls and localized volatility;
•impacts from any loss of our principal customers or changes in the policies or strategies of our customers;
•our level of indebtedness and the various covenants related thereto, and our ability to generate sufficient income and cash flow to allow the Company to effect the expected share repurchases and dividend payment;
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
•our ability to successfully implement our cost savings or business transformation initiatives, including rationalization or restructuring efforts;
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
In addition, other risks and uncertainties not presently known to us or that we presently consider immaterial could significantly affect the forward-looking statements. The list of factors above is illustrative, but not exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. Additional risks and uncertainties include those detailed from time to time in our publicly filed documents, including in Item 1A. Risk Factors in Part I of this Annual Report on Form 10-K.

PART I

Item 1. Business.
(in millions, except per share data)
Overview
Edgewell Personal Care Company, and its subsidiaries, is one of the world’s largest manufacturers and marketers of personal care products in the Wet Shave and Sun and Skin Care segments. With operations in over 20 countries, our products are widely available in more than 50 countries.

History and Development
We were incorporated in the State of Missouri on September 23, 1999 and, prior to April 2000, were a wholly owned subsidiary of Ralston Purina Company. On April 1, 2000, all of the outstanding shares of our common stock were distributed to shareholders of Ralston Purina Company and we became an independent publicly owned company. During the years that followed, we implemented a strategy of acquiring several personal care brands, which created the foundation for the company we are today.
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
In 2015, we completed the separation of our Household Products business, which manufactures and markets batteries and portable lighting, into a separate publicly owned company (the “Spin” or the “Separation”). We completed the tax-free Separation by distributing 100% of the outstanding shares of common stock of Energizer SpinCo, Inc. to our shareholders. The newly formed company assumed the name Energizer Holdings, Inc. (“New Energizer”) and began trading under the symbol “ENR” on the New York Stock Exchange (“NYSE”). Edgewell retained the Personal Care business and trades on the NYSE under the symbol “EPC.” Following the Separation, we do not beneficially own any shares of New Energizer. In connection with the Separation, we changed our name to Edgewell Personal Care Company on June 30, 2015.
In recent years, we have entered the men’s grooming and skin care markets through several acquisitions. On October 31, 2016, we completed the acquisition of Bulldog Skincare Holdings Limited (“Bulldog”), a men’s grooming and skincare company based in the United Kingdom (“U.K.”). On March 1, 2018, we completed the acquisition of Jack Black, L.L.C. (“Jack Black”), a men’s luxury skin care company based in the U.S. On September 2, 2020, we completed the acquisition of Cremo Holding Company, LLC (“Cremo”), a U.S.-based masstige men’s grooming brand. On November 29, 2021, we completed the acquisition of Billie, Inc. (“Billie”), a high-quality shaving and premium body care brand which strengthens our women’s wet shave and grooming product portfolio. These more recent acquisitions have created opportunities to expand our personal care portfolio into the growing, global grooming category and have allowed us to leverage our international geographic footprint.
On February 2, 2026, we closed the sale of our Feminine Care business to Essity Aktiebolag (publ) (“Essity”) and received proceeds of approximately $340 on a cash-free and debt-free basis. In connection with closing of the transaction, we and Essity entered into a transition services agreement for the provision of certain services to support the transition of the Feminine Care segment following the closing. The divestiture of the Feminine Care segment is a key step to transform Edgewell into a more focused, agile and consumer-driven personal care company. The former Feminine Care segment’s results are presented as discontinued operations on a retrospective basis for all fiscal years.

Our Business Segments and Product Strategies
We manage our business in two operating segments: Wet Shave and Sun and Skin Care. Segment profit excludes general corporate expenses and overheads; intangible amortization expense; interest and other expense, net; restructuring and related costs, including impairment charges; and certain U.S. GAAP items that management does not believe are indicative of ongoing operating performance due to their unusual or non-recurring nature and which may have a disproportionate positive or negative impact on the Company’s financial results in any particular period. Information regarding the product portfolios of these segments is included within the following discussion.

Wet Shave
Wet Shave products are sold under the Schick®, Wilkinson Sword®, Edge, Skintimate®, Billie®, Shave Guard and our custom brands group (formerly sold under our Shave Guard and Personna® brands). We manufacture and distribute Schick and Wilkinson Sword razor systems, composed of razor handles and refillable blades, and disposable shave products for men and women. While we market our wet shave products throughout the world, our primary markets are the U.S., Canada, Japan, Germany, France and the U.K. We believe we hold the number two global market share position in wet shave. The category is highly competitive, with brands vying for consumer loyalty and retail shelf space.
Billie’s strong direct-to-consumer and digital capabilities have underpinned its strong growth, which positioned the brand well for its initial expansion into U.S. brick-and-mortar in 2022. The Billie brand complements and strengthens Edgewell’s position in the women’s shaving category, adding to our portfolio of strong brands such as Intuition, Hydro Silk and Skintimate.
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
We have acquired a portfolio of men’s grooming skin care products that have grown under our direction. Our Bulldog skincare products are purpose-built for men and were created to work simply and efficiently while dealing with issues specific to men’s skin. Since acquiring Bulldog, we have expanded sales geographically and we continue to commit resources to further growth and distribution for the brand. We acquired the Jack Black brand and obtained a footprint in the luxury men’s skin care market and continue to use resources at our disposal to grow the Jack Black brand globally. Our Cremo products compete in the masstige category for men’s grooming and offer a complete line of “barber quality” beard, hair and skin care products.

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

Wet Shave
The global shaving products category is comprised of wet shave blades and razors, electric shavers, and shaving gels and creams. With our established brands and product lines and global presence, we believe we compete effectively in this segment. Our principal competitors in the global wet shave business are: The Procter & Gamble Company, which owns the Gillette brand and is the leading company in the global wet shave segment; The Bic Group, which is expanding beyond its historical strength in the disposable segment; and Dorco, which competes primarily in the private label segment. We also compete with newer entrants to the wet shave market for both DTC and traditional retail shelf space including Harry's, Flamingo, Estrid, Athena Club, Perio (Barbasol and PureSilk brands), Beiersdorf (Nivea branded women’s wet shave product in Germany) and numerous other online start-ups.

Sun and Skin Care
The markets for the sun and skin care product categories are also highly competitive, characterized by the frequent introduction of new products accompanied by major advertising and promotional programs. Our competitors in these markets consist of a large number of domestic and foreign companies, including Beiersdorf AG and Kimberly Clark.
The sun care category is highly regulated, competitive, and increasingly interacts with and is impacted by trends in the skin category. With our balanced sun care portfolio, depth of product formulation and manufacturing expertise and global presence, we believe we compete effectively across markets. We intend to continue to compete by leveraging our formulation and manufacturing expertise, driving product innovation, building differentiated brand equity and focusing on in-store visibility.
The global men’s skin care market is expected to continue to grow, with increased demand for men’s personal care products. Our competitors in this market include large companies such as Kimberly Clark, L’Oréal S.A., The Estee Lauder Companies, Inc. and Unilever, and numerous other smaller companies. We compete in the market by creating simple and effective skin care products with natural ingredients at multiple price points through our Bulldog and Cremo skin care products and in the luxury men’s skin care market with Jack Black.

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
Although a large percentage of our sales are attributable to a relatively small number of retail customers, only Walmart Inc. and its subsidiaries (“Walmart”), as a group, account for more than 10% of our consolidated annual net sales. Walmart accounted for approximately 18.8% of our net sales in fiscal 2026. Purchases by Walmart included products from both of our segments. Target Corporation represented approximately 9.8% of net sales for our Sun and Skin Care segment in fiscal 2026.
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
Sources and Availability of Raw Materials
The principal raw materials used in our products include steel, various plastic resins, plastic based components, textile fibers and non-woven fabrics, organic and inorganic chemicals, soap-based lubricants and plastic-pulp based packaging. These materials are sourced on a regional or global basis, as applicable, and are mostly available from multiple sources. Price and availability of our raw materials fluctuate over time. While we have confidence our supply assurance plans adequately support our current operational needs, we cannot predict the future with certainty. Both price and supply are subject to risk from global socio- and macroeconomic influences such as, but not limited to, force majeure, loss or impairment to key manufacturing sites, transportation, government regulation including tariffs, currency fluctuations, or other unforeseen circumstances. In the past, we have largely avoided significant interruption in the availability of our input materials and believe that our extensive experience and global reach in procurement will continue to allow us to manage these risks effectively.
Patents, Technology and Trademarks
We own a number of U.S. and international trademarks, which we consider of substantial importance, and which are used individually or in conjunction with our other trademarks. These include, but are not limited to: Edgewell™, Schick, Schick Hydro, Schick Hydro Silk, Hydro Connect™, Wilkinson Sword, Intuition, Quattro, Xtreme 3, Billie, Protector™, Silk Effects, Slim Twin, Edge, Skintimate, Personna, Banana Boat, Hawaiian Tropic, Bulldog, Jack Black, Cremo, Gentle Glide, Sport, Sport Level Protection™ and Wet Ones. We consider the protection of our trademarks to be important to our business.
Our ability to compete effectively in the Wet Shave and Sun and Skin Care segments depends, in part, on our ability to maintain the proprietary nature of technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and licensing agreements. We own or license a considerable number of patents, patent applications and other technology from third parties, which we believe are important to our business. These relate primarily to shaving product improvements and additional features, sunscreen formulations and manufacturing processes.
As of September 30, 2026, we owned, either directly or beneficially, 173 unexpired U.S. patents, which have a range of expiration dates from October 2026 to April 2043, and we had 84 pending U.S. patent applications. We routinely prepare additional patent applications for filing in the U.S. and actively pursue foreign patent protection in various countries. As of September 30, 2026, we owned, either directly or beneficially, 1,137 foreign patents, having a range of expiration dates from October 2026 to July 2051, and we had 146 pending patent applications in foreign countries.
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
Data Privacy and Security Matters
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of personal information. In addition, certain foreign laws govern the privacy and security of personal data.
Governmental Regulation and Environmental Matters
We are subject to various federal, state, local and foreign laws and regulations by governmental agencies intended to protect the public health and environment, including those governing the manufacture, use, discharge and disposal of hazardous materials, labeling and notice requirements related to consumer exposure to certain chemicals, requirements for the recycling of our products and their packaging and expanding laws and regulations related to sustainability matters, and non-financial reporting and diligence. These agencies include, but are not limited to, (i) the U.S. Food and Drug Administration (“FDA”) and equivalent agencies in other countries that regulate drugs and cosmetics; (ii) the U.S. Consumer Product Safety Commission (“CPSC”) and equivalent agencies in other countries that regulate consumer products not subject to FDA jurisdiction; (iii) the U.S. Environmental Protection Agency (“EPA”) and equivalent agencies in other countries that regulate our manufacturing facilities as well as the chemicals that we use in, or transport to, the various countries in which we manufacture and/or market our products; and (iv) various U.S. state agencies that implement and enforce laws related to the manufacture, distribution, and sale of products that contain certain ingredients identified as posing potential risks.

Many of our products are regulated by the FDA as either cosmetics or drugs. The FDA and comparable foreign authorities strictly regulate, among other things, the research, development, testing, manufacture, ingredients, quality control, premarket approval or clearance (where applicable), labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of over-the-counter drugs, medical devices and cosmetic products. The FDA and comparable authorities in other jurisdictions also regulate the facilities and operational procedures that we use to manufacture our products. We are required to register our facilities with these authorities, and to manufacture our products in accordance with applicable Good Manufacturing Practices or similar manufacturing requirements in each country in which we manufacture products. In 2022, the FDA became responsible for implementing a new law known as the Modernization of Cosmetics Regulation Act (MoCRA) that imposes increased obligations on our company as a manufacturer and distributor of cosmetic products to register our products with, and provide full ingredient disclosure to the FDA, among other obligations. Failure to comply with applicable laws and regulations enforced by the FDA and comparable regulatory authorities may result in warning letters, fines, civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of products from the market in addition to potential reputational harm.

Some of our products and packaging fall within the jurisdiction of the CPSC instead of the FDA. These products could trigger obligations for reporting to the CPSC if we receive consumer complaints or other information indicating a potential defect, a substantial product hazard or non-compliance with CPSC standards. Such reporting, if triggered, could lead to recalls or other forms of corrective action.

Contamination has been identified at certain of our current and former facilities, as well as third-party waste disposal sites, and we are conducting investigation and remediation activities in relation to such properties. In connection with certain sites, we have received notices from the EPA, state agencies and/or private parties seeking contribution from us as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or equivalent state laws, and, as a result, we may be required to share in the cost of cleanup with respect to a number of federal or state “Superfund” sites. In addition, we may also be required to share in the cost of cleanup of certain international locations. The amount of our ultimate liability in connection with these sites may depend on many factors, including the volume and toxicity of material found at the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses from known environmental liabilities are not expected to have a material adverse effect on our total capital and operating expenditures, cash flows, earnings or competitive position. Current environmental spending estimates could be modified as a result of changes in our plans, jurisdictions, markets or our understanding of the underlying facts, changes in existing or new legal or regulatory requirements, including any requirements related to global climate change or other factors. None of our compliance obligations with environmental laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our business.
We have seen an increase in chemical registration, reporting, risk evaluation and restriction requirements in a number of countries which may impact our products and may increase the risk and expense of doing business in such countries.

The U.S. Toxic Substances Control Act (“TSCA”) was substantially amended in 2016 to require EPA to identify high priority chemicals and conduct risk evaluations that examine whether the chemicals pose unreasonable risks to human health or the environment, and where unreasonable risk is found, to impose regulatory requirements, including potentially bans, that eliminate any unreasonable risks. TSCA also requires the EPA to maintain the TSCA registry of chemicals reviewed and approved by EPA for manufacture, processing, use, distribution and import in the United States, unless those chemicals are being manufactured or processed for purposes expressly exempted from TSCA. TSCA includes a statutory exemption for chemicals being manufactured or processed for products and applications regulated by FDA, and as a result, many of our products and activities fall within this statutory exemption. However, when we engage in manufacture, processing, distribution and import activities not exempt from TSCA, we must ensure that the chemicals involved are listed on the TSCA registry and must comply with various TSCA reporting, recordkeeping, testing and risk management rules, including rules that restrict the import and export as well as “significant new uses” of certain chemicals.
Similar to TSCA, the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) regulation in the European Union (the “E.U.”) requires manufacturers and importers of chemicals to register such substances with the European Chemicals Agency, (the “ECHA”), and enables ECHA as well as E.U. member states to track such substances. Depending on the amount of chemical substances manufactured or imported, and the specific hazards posed by each substance, REACH requires different sets of data to be included in the ECHA registration. The REACH regulation also includes a regime for E.U. member states to request that restrictions be imposed on substances deemed to pose significant risks and for ECHA, in response to such a request, to administer a risk review and restriction process that can ultimately lead to the European Commission adopting bans on certain chemicals, with limited exemptions for uses deemed critical to society and where substitutes are lacking. ECHA also administers a separate risk review process for all chemicals that imposes classification, labeling and packaging requirements depending upon an individual chemical’s hazard profile. The REACH regime imposes significant recordkeeping, data, labeling and other requirements, including the potential for restrictions or bans that could necessitate the reformulation of our products, that can result in substantial financial obligations for companies such as ours to import products into Europe.

Sustainability

Edgewell’s Sustainable Care strategy provides a roadmap for delivering on our goals and objectives, setting out our sustainability vision alongside actions and targets designed to help us in our aim to deliver measurable impact over time, while also growing our business and addressing key stakeholder needs.
Our Sustainable Care strategy currently includes targets across our brands, operations and supply chain, as well as our workforce. These targets include (i) reducing virgin petroleum-based plastic use in packaging and disposable razor handles, (ii) eliminating select ingredients from some of our products, (iii) designing packaging for recycling or reuse, (iv) using recycled and/or certified responsibly sourced fiber- and paper-based packaging, (v) reducing our greenhouse gas (“GHG”) emissions and using renewable electricity across our global operations, (vi) diverting waste from landfill across our manufacturing facilities, (vii) sourcing certified sustainable palm oil for use in our products, and (viii) maintaining an injury rate of <1.0 at every Edgewell manufacturing facility. We also regularly review our key sustainability priority areas to keep them relevant to our business today and a changing sustainability, political, legal, regulatory, and business landscape, and as such these priorities and goals may change over time. Our priority areas are defined by where we believe we can have the greatest potential impact, as well as the areas that might most meaningfully impact our business and guided by applicable laws and regulations.

As our business, customers and the broader external and regulatory landscape continue to evolve, we periodically evaluate and refine our approach while remaining focused on our sustainability priorities and driving continued progress across our company. We are making progress on our goals, including in priority areas such as sustainable products and packaging, ingredient stewardship, responsible sourcing, reducing emissions, diverting waste from landfill, and protecting the health and safety of our teammates, among others. However, there is no guarantee that we will achieve any or all of our sustainability priorities on or before our target dates, or at all, as our progress towards these priorities may be impacted by various factors beyond our control, including changes in law or policy, and consumer and business partner sentiment.
All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements, including, but not limited to, our goals set forth herein. Our goals are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events. It is not possible to predict or identify all factors which may affect the realization of our goals and unlisted factors may present significant additional obstacles to the realization of our goals. Factors that might cause or contribute to a material difference include, but are not limited to, the risks discussed in our filings with the U.S. Securities and Exchange Commission (“SEC”).
Additional information related to our social and environmental sustainability matters can be found at www.edgewell.com/pages/sustainability. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.
Human Capital
Employee Profile
At Edgewell, we are focused first and foremost on people: our employees, the consumers who use our products, the suppliers and retailers who partner with us, and the communities in which we operate. As of September 30, 2026, we had approximately 6,500 employees, with approximately 1,400 based in the United States. Some of our employees outside of the U.S. are represented by unions or works councils. We believe we have cultivated a culture that is centered around our guiding purpose of Making Useful Things Joyful, supported by a set of values and behaviors that guide organizational actions and decisions.
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
Employee Wellbeing
The wellbeing of our people remains a primary focus, and we believe that the most productive people are those who are at their best, both physically and mentally. Many of our U.S. employees have access to programs to support their wellbeing including onsite biometric screening; cancer screening; weight loss programs and education; mental and emotional health awareness and support through our global Employee Assistance Program; and work-life balance through flextime, remote and hybrid working arrangements, and parental leave, among others. Ensuring a positive, meaningful working experience for our employees that is reflective of our purpose and values is central to our business operations. We continually monitor employee retention rates and believe our human resources policies, learning and development, talent management, workplace health and safety, wellbeing programs, and community engagement and support activities enable us to attract and retain key personnel. In 2026, we continued to focus on our goal of fostering a culture of well-being and caring by supporting employees’ physical, social, financial, and emotional fitness through various programs and initiatives, including our “Be Well” Community of Expertise and our “Be Well” Global Wellbeing Resource Center.
We remain focused on creating a work environment where every employee feels respected, connected, valued, and empowered. Our goal is to recruit the best people for the job and it is our policy to comply fully with all applicable domestic, foreign, and local laws relating to discrimination in the workplace. Our belonging and inclusion principles are reflected in our values and behaviors, and we continually look for ways to support our global workforce, our consumers and the communities we serve.

Safety
We believe that developing and maintaining a strong safety culture is one of the major keys to our continued success. The facilities team has continued an existing machine safety program and assessment initiative, including completing any remaining assessments and implementing fixes for identified items. Additionally, our manufacturing sites have revitalized their “Alive and Well” program and initiatives over the last year with some facilities rolling the program out to other levels in their organization.
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
In addition to global themes, our employee experience survey results identified a range of priorities at the functional, country, and team levels. Our goal is to support our People Managers in taking accountability for their results and to empower them to make changes at a local level to improve the employee experience.

Information about our Executive Officers and Directors
Set forth below are the names and ages as of September 30, 2026, and current positions of our executive officers and directors.

Name	Age	Title
Rod R. Little	57	President and Chief Executive Officer
LaTanya Langley	51	Chief Administrative and Legal Officer and Corporate Secretary
Jessica Spence	50	President, Americas
Francesca Weissman	51	Chief Financial Officer

Non-Employee Directors:
Robert W. Black	67	Director
George R. Corbin	62	Director
Carla C. Hendra	70	Director
John C. Hunter, III	79	Director
Rakesh Sachdev	70	Director
Swan Sit	49	Director
Stephanie Stahl	59	Director
Gary Waring	67	Director
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
LaTanya Langley has served as Chief Administrative and Legal Officer and Corporate Secretary since October 1, 2026. Prior to that, Ms. Langley has served as Chief Legal Officer and Corporate Secretary beginning February 28, 2022. Ms. Langley previously served as Chief People Officer from November 6, 2023 to September 30, 2026. Prior to joining Edgewell, Ms. Langley served as General Counsel, Corporate Secretary and Compliance Officer of BIC Corp, a subsidiary of Société Bic S.A (commonly known as BIC), a global manufacturer and distributor of consumer goods products from 2015 to 2022. Prior to becoming General Counsel, Ms. Langley held positions of increasing responsibility within their legal function both in the United States and internationally. Ms. Langley served as General Counsel, BIC International, Group Supply Chain, Emerging Markets, Anti-Corruption Compliance Officer from 2019 to 2021, General Counsel, BIC International, Group Stationery, Anti-Corruption Compliance Officer, Latin America, Middle East, Africa from 2016 to 2019 and General Counsel, BIC International, Developing Markets, from 2015 to 2016. Prior to joining BIC, Ms. Langley served as Senior Counsel at Diageo plc from 2008 to 2015.

Jessica Spence has served as President, Americas since October 1, 2026. Prior to that, Ms. Spence served as President, North America from October 24, 2024 to September 30, 2026. Prior to joining Edgewell, Ms. Spence served as the President North America at Suntory Global Spirits, a global beverages company, from January 2023 to May 2024 and President Brands from October 2019 to December 2022. Previously, Ms. Spence served as the Chief Commercial Officer at Carlsberg Group, a global beverages company, where she led various senior roles, ultimately serving as Executive Vice President, Chief Commercial Officer from March 2018 to September 2019. Ms. Spence began her career in advertising and transitioned into marketing, holding a variety of roles, with increasing responsibility and scope, all within the consumer goods industry.
Francesca Weissman has served as Chief Financial Officer since December 1, 2024. Ms. Weissman previously served as Senior Vice President, Finance and Business Strategy since 2019. Prior to joining Edgewell, Ms. Weissman served as Chief Financial Officer of Party City Retail, a subsidiary of Party City Holdco Inc., from March 2017 to 2019. Previously, Ms. Weissman spent six years, from 2011 to 2017, with Ahold USA Inc., where she held positions of increasing responsibility within their control and finance divisions, ultimately serving as Senior Vice President Strategy, Financial Planning and Analysis from 2014 to 2017. Prior to that, Ms. Weissman spent 12 years at Heineken N.V., most recently as Vice President Finance and Strategic Planning. Ms. Weissman began her career at Ernst & Young and is a Certified Public Accountant.
Directors
Robert W. Black is the Executive Advisor Partner of Wind Point Partners. Mr. Black previously served as the Chief Strategy Officer and Group President at Kimberly-Clark. He has served on our Board of Directors since 2018.

George R. Corbin is a Venture Partner at NextGen Venture Partners and former Chief Operating Officer of MyRiva and Chief Digital Officer of Mars, Inc. Mr. Corbin has served on our Board of Directors since 2018.
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
Swan Sit is the former Vice President, Global Digital Marketing and Vice President, Digital Capabilities, Business Operations & Service of Nike, Inc. She also serves on the board of directors of Novabay Pharmaceuticals, Inc. Ms. Sit has served on our Board of Directors since 2020.
Stephanie Stahl is a current Senior Advisor and Executive Coach at Boston Consulting Group. Ms. Stahl previously served as Executive Vice-President, Global Marketing & Strategy, of Coach, Inc. She serves as a director for Dollar Tree, Inc., Carter’s Inc., and Newell Brands Inc., and has served on our Board of Directors since 2024.
Gary Waring is a former Assurance Partner at Ernst & Young LLP. Mr. Waring has served on our Board of Directors since 2018.

Available Information

Our website address is www.edgewell.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this filing. We make available to the public on our website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These items are available at www.edgewell.com under Investors/News and Events. We intend to use the investor page of our website, ir.edgewell.com, as a distribution channel of material information about the Company and for complying with our disclosure obligations under Regulation FD. The information we post on our investor webpage may be deemed material. Accordingly, investors should subscribe to our investor alerts, in addition to following our press releases, SEC filings, public conference calls and webcasts.

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
If such cost pressures persist or exceed our estimates and we are not able to increase the prices of our products or achieve cost savings to offset such cost increases, our operating margins would be negatively impacted. In addition, even if we increase the prices of our products in response to increases in the cost of commodities or other cost increases, we may not be able to sustain such price increases. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may reduce consumption due to higher prices, which could lead to sales and market share declines.

Our projections may not accurately predict the potential negative volume impact of price increases, which could adversely affect our business, financial condition and results of operations.
Changes in U.S. and international trade policies may adversely impact our business, financial condition and results of operations.
The imposition of new tariffs, changes in trade policy or agreements, or the escalation of trade tensions between the United States and other countries, and uncertainties related thereto, could adversely impact our business, financial condition and results of operations. We rely on materials, components and finished goods that are sourced from or manufactured in foreign countries, including Mexico and China. Changes in U.S. trade policy, including the imposition of reciprocal tariffs and other recent measures, have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import goods and materials from those countries. Our business operations, financial condition, and results of operations could be significantly affected by these measures and the potential adoption or expansion of existing tariffs or implementation of new tariffs, trade restrictions, or retaliatory measures that could disrupt our established supply chain, increase costs of goods sold into the United States and this in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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
Our future performance depends in significant part upon the continued service of our executive officers and other key personnel. Further, our financial projections assume certain new and ongoing productivity improvements and cost savings, including staffing adjustments and employee departures. Failure to deliver these planned productivity improvements and cost savings, while continuing to invest in business growth, could adversely impact our results of operations and cash flows. The loss of the services of one or more of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Additionally, successfully executing organizational change, management transitions at leadership levels of the Company, and motivation and retention of key employees are critical to our business success. Our success also depends on our continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that we can retain and motivate our key employees or attract and retain other highly qualified personnel in the future.
Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.
The categories in which we operate are largely mature and highly competitive, both in the U.S. and globally, as a number of companies compete for consumer acceptance, limited retail shelf space and e-commerce opportunities. Because of the highly competitive environment in which we operate, as well as increasing omni-channel retailer concentration, our customers frequently seek to obtain pricing concessions or better trade terms and are increasingly offering private label brands resulting in either reduction of our gross margins or losses of distribution to lower cost competitors. Competition is based upon brand perceptions, product performance and innovation, customer service and price. Our ability to compete effectively may be affected by a number of factors, including:
•several of our competitors, including The Procter & Gamble Company, Unilever, Kenvue, and others, may have substantially greater financial, marketing, research and development and other resources and greater market share in certain segments than we do, which could provide them with greater scale and negotiating leverage with retailers and suppliers;
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

•we may lose market share to private label brands sold by retail chains, or to price brands sold by local and regional competitors, which, in each case, are typically sold at lower prices than our products;
•our competitors or other third parties may incorporate artificial intelligence (“AI”) into their businesses more rapidly or effectively than we do; and
•the increasing use of AI-enabled shopping assistants, recommendation engines and other automated consumer tools may alter how consumers discover, evaluate and purchase products, and may influence product recommendations and purchasing decisions in ways that favor competing brands or otherwise reduce the visibility of our products.

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
Similarly, the advertising and marketing of our products is further regulated by agencies such as the U.S. Federal Trade Commission. All of these regulatory frameworks exist at the federal, state and local level in the U.S. as well as in foreign countries where we sell our products. New or more restrictive regulations or more restrictive interpretations of existing regulations are likely and could lead to additional compliance costs and could have an adverse impact on our business. Additionally, a finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to material civil remedies, including fines, damages, warning or untitled letters, injunctions, suspensions or delays in manufacturing, product recalls, seizures or withdrawals, investigations or criminal sanctions. Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions could jeopardize our reputation and brand image and have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.
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
A number of jurisdictions, including various U.S. states as well as in the E.U., have been adopting laws that aim to impose new and different types of requirements that could have substantial impacts over time on our business value chains and products. These laws include “extended producer responsibility” regimes that focus on packaging and will require over the next several years increased recyclability of packaging and prohibit certain chemicals from being present in the packaging. Some U.S. states also have enacted laws aimed at particular chemicals or classes of chemicals and impose labeling, reporting and the potential for restrictions and bans on the chemicals in the future.

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
There is an increased and evolving focus from certain investors, customers, consumers, employees, suppliers and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we announce new, change or update existing initiatives, including goals, regarding our focus areas, which include environmental matters, packaging, responsible sourcing, social investments and inclusion and belonging, among others. We could fail, or be perceived to have failed, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business or consumer or business partner sentiment or infrastructure (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are evolving, and certain areas are subject to assumptions which could change over time and vary across jurisdictions. In addition, we could be criticized for the scope, prioritization or timeliness of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Adverse incidents related to corporate citizenship or sustainability matters, such as allegations of greenwashing or social washing, could impact our reputation, the value of our brands, the cost of our operations, and our relationships with existing and future investors, which could have a material adverse effect on our business. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on sustainability. If, as a result of their assessment of our sustainability practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company. At the same time, there also exists “anti-ESG” sentiment among certain stakeholders, non-governmental organizations and government institutions, and we may face scrutiny, reputational risk, product boycotts, lawsuits or market access restrictions from these parties regarding our sustainability initiatives.

Increasing focus on sustainability matters has resulted in, and is expected to continue to result in, evolving legal and regulatory requirements, including mandatory due diligence, disclosure and reporting requirements, as well as a variety of voluntary disclosure frameworks and standards which vary across jurisdictions. We have incurred, and are likely to continue to incur, increased costs complying with such standards and regulations, particularly given the lack of convergence among standards and the evolving rulemaking process. In addition, our processes and controls may not always comply or timely comply with evolving standards and regulations for identifying, measuring and reporting sustainability metrics; our interpretation of reporting standards and regulations may differ from those of others; and such standards and regulations may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals. In addition, methodologies for reporting our data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances. Our decision to pursue, or not pursue, voluntary sustainability or other certifications, standards or frameworks may be perceived negatively by customers, investors or other stakeholders and could adversely impact our reputation or our relationships with current or potential business partners. Any failure or perceived failure, whether or not valid, to pursue or fulfill our sustainability goals and aspirations or to satisfy various sustainability reporting standards or regulatory requirements within the timelines we announce, or at all, could increase the risk of litigation or result in regulatory actions and associated costs.
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
Our future tax obligations may be adversely affected by changes in, or interpretations of, tax laws in the jurisdictions where we are subject to tax. The One Big Beautiful Bill Act of 2025 (“OBBBA”), enacted on July 4, 2025, implemented a number of changes to the U.S. tax laws, including by permanently extending certain expiring tax provisions, by modifying the international tax framework for US federal income taxation, and by modifying rules regarding the deductibility of certain expenditures. In addition, international tax reform remains a potential source for future legislative changes. In October 2021, the Organization for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework, commonly referred to as “Pillar Two,” which included the introduction of a 15% global minimum tax. Many countries have tentatively signed a framework agreeing in principle to this initiative. On January 5, 2026, the OECD released a “side-by-side” package (the “SbS Package”) that generally establishes an exemption for U.S. multinationals from the 15% global minimum tax. However, the implementation of the SbS Package depends on domestic legislation and regulation in OECD member countries, and details around the proposals are still uncertain as the OECD and local jurisdictions continue to offer additional guidance. Our effective tax rate and cash tax payments could be affected as a result of further developments relating to Pillar Two and other tax reform initiatives, but given the uncertainty of possible changes and their potential interdependency, we are unable to determine the net consolidated impact of changes in global tax legislation, if any.

Information Technology and Systems
A failure of a key information technology system or a breach of our information security could adversely impact our ability to conduct business.
We rely extensively on information technology systems (“IT Systems”) in order to conduct business, including some that are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal and external communications, ordering and managing materials from suppliers, converting materials to finished products, shipping products to customers, processing transactions, summarizing and reporting results of operations, and complying with regulatory, legal or tax requirements. We and certain of our third-party service providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).

The IT Systems could be damaged or cease to function properly due to the poor performance or failure of third-party service providers, catastrophic events, power outages, network outages, failed upgrades or other similar events, computer viruses and malware (e.g., ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, or denial or degradation of service attacks. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business which may adversely impact our operating results. Periodically, we also need to upgrade our IT Systems or adopt new technologies. If such a new system or technology does not function properly or otherwise exposes us to increased cybersecurity breaches and failures, it could affect our ability to order materials, make and ship orders, and process payments in addition to other operational and information integrity and loss issues. Further, if the IT Systems, networks, or service providers we rely upon fail to function properly or cause operational outages or aberrations, or if we or one of our third-party providers suffer significant unavailability of key operations, inadvertent disclosure of, compromised integrity of, or loss of our sensitive business or stakeholder information, due to any number of causes, including improper data handling, security incidents or employee error or malfeasance, and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive, operational, financial and business harm as well as litigation and regulatory action. The costs and operational consequences of responding to the above items and implementing remediation measures could be significant and could adversely impact our results.
An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation.
We also face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Successful cyberattacks that disrupt our operations, damage or result in unauthorized access to our facilities or IT Systems, or those of third parties, can materially impact our operations and financial results. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
As cybersecurity threats rapidly evolve in sophistication in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence, and become more prevalent globally, we are continually increasing our attention and efforts to these potential threats. We assess potential threats and vulnerabilities and make investments seeking to address them, including ongoing monitoring and updating of networks and systems, increasing specialized information security skills, deploying employee security training, and updating security policies for our Company and our third-party providers. However, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. In addition, our employees frequently access our suppliers’ and customers’ systems and we may be liable if our employees are the source of any breaches in these third-party systems.
There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.
While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
We may be subject to specific data security frameworks and/or laws that require us to maintain a certain level of security. For example, the Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from our employees and business contacts.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, regulations, standards and other requirements governing the collection, use, disclosure, retention, processing and security of Personal Information. For example, the EU/UK General Data Protection Regulation, the California Consumer Privacy Act, and related laws in other jurisdictions require us to adhere to certain disclosure restrictions and deletion obligations with respect to the Personal Information of their residents, and allow for penalties for violations and, in some cases, a private right of action. These laws also impose transparency and other obligations with respect to Personal Information of their respective residents and provide residents with similar rights with respect to their Personal Information. We have invested, and continue to invest, human and technology resources in our efforts to comply with such requirements that may be time-intensive and costly.
The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application, or they may have inconsistent or conflicting requirements with each other. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards or other requirements, or perception of their requirements may have on our business. This may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use, share and otherwise process personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process Personal Information across our business or across country borders.
Moreover, in the U.S. and internationally, there has been increased legislative and regulatory activity related to AI and the risks and challenges AI poses, including the European Union’s Artificial Intelligence Act. These existing laws and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, require us to evaluate our current operations, information technology systems and data handling practices and implement enhancements and adaptations where necessary to comply.

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

We use artificial intelligence technologies in our business, which could result in operational, competitive, legal and reputational harm.

We use, and expect to increasingly use, artificial intelligence, including generative AI and machine learning, in areas such as marketing and content creation, demand planning, supply chain and internal productivity. Our third-party service providers may also incorporate AI into the services they provide to us. AI technologies may produce inaccurate, biased or misleading outputs, and reliance on such outputs could lead to flawed decision-making, operational disruptions or reputational harm. The use of generative AI tools may also compromise confidential or sensitive information, put our intellectual property at risk, or subject us to claims of intellectual property infringement. In addition, our competitors may adopt AI more quickly or effectively than we do, which could harm our competitive position. There can be no assurance that our use of AI will achieve its intended benefits.
Business and Operational Risk Factors
Loss of any of our principal customers could significantly decrease our sales and profitability.
Walmart, together with its subsidiaries, is our largest customer, accounting for 18.8% of our net sales in fiscal 2026. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may decrease their level of purchases from us at any time. If we are unable to maintain good relationships with our top customers, or our top customers’ business performance declines, our results may suffer. The loss or a substantial decrease in the volume of purchases by any of our top customers would harm our sales and profitability. Increasing customer concentration could result in reduced sales outlets for our products, as well as greater negotiating pressures and pricing requirements.

Changes in the policies of our customers and increasing dependence on an omnichannel strategy in developed markets may adversely affect our business.
In recent years, an omnichannel strategy in both the U.S. and internationally has gained increasing importance. This trend has resulted in the increased size and influence of large, highly consolidated retail customers, including internet-based retailers, who may demand lower pricing, special packaging or impose other commercial requirements on us. These business demands may relate to inventory practices, logistics or other aspects of the customer-supplier relationship. Some of our high-volume customers have sought to obtain pricing and other concessions and better trade terms. To the extent we provide concessions or better trade terms to those customers, our margins are reduced. Further, if we are unable to effectively respond to the demands of our customers, these customers could reduce their purchases of our products and increase their purchases of products from competitors, which would harm our sales and profitability. In addition, reductions in inventory by our customers, including as a result of consolidations in the retail industry, or our customers managing their working capital requirements, could result in reduced orders for our products and adversely affect our results of operations for the financial periods affected by such reductions.
Protracted unfavorable market conditions have caused many of our customers to more critically analyze the number of brands they sell, which could lead to the retailer reducing or discontinuing certain of our product lines, particularly those products that we’re not number one or two in their category.
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
•the failure to maintain employee morale and retain key employees while implementing benefit changes and reductions in the workforce; and
•identification and implementation of potential synergies in our manufacturing footprint.
Because of these and other factors, we cannot predict whether we will realize the anticipated benefits of these initiatives and, if we do not, our business and results of operations may be adversely affected.
We are subject to risks related to our international operations, including currency fluctuations, which could adversely affect our results of operations.
We conduct business on a global basis, with nearly 51% of our net sales in fiscal 2026 originating outside the U.S., and a significant portion of our production capacity and cash are located overseas. Consequently, we are subject to a number of risks associated with doing business in foreign countries, including:
•sourcing of raw materials from around the world;
•reliance on China to source, assemble, and transport materials and goods;
•delays in transportation of goods when shipping globally;
•economic conditions impacting availability and capacity of key vendors;
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
•geopolitical conflicts, including upheaval or acts of war and the related responses of governments or other entities, such as the conflict in the Middle East;

•political or economic instability, government nationalization of business or industries, government corruption and civil unrest; and
•difficulty in enforcing contractual and intellectual property rights.
One or more of these factors could harm our international operations or investments and our operating results.
We are currently dependent on third-party manufacturers to manufacture certain products for our business. Our business could suffer as a result of a third-party manufacturer’s inability to produce our products for us on time or to our specifications.
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
We depend on the continuing reputation and success of our brands, particularly the Schick, Wilkinson Sword, Billie, Edge, Skintimate, Wet Ones, Banana Boat, Hawaiian Tropic, Bulldog, Cremo and Jack Black brands. Our operating results could be adversely affected if one of our leading brands suffers damage to its reputation due to real or perceived quality issues, changing consumer perceptions of certain ingredients, negative perceptions of packaging, lack of recyclability or other environmental attributes. In addition, responding to any allegations of quality or safety issues or other adverse effects from our products may require substantial time and resources and may effectuate a recall. Our business can also be adversely affected if consumers lose confidence in product quality, safety and integrity as a result of a recall or other issue pertaining to our products. We have, in the past, and may again need to recall a product from the market or markets in which it was distributed, which did and could again adversely affect our profitability and reputation. Further, the success of our brands can suffer if our marketing plans or new product offerings do not improve or have a negative impact on our brands’ image or ability to attract and retain consumers. Additionally, if claims made in our marketing campaigns become subject to litigation alleging false advertising, it could damage one or several of our brands, cause us to alter our marketing plans in ways that may materially and adversely affect sales, or result in the imposition of significant damages against us. Further, a boycott or other campaign critical of us, through social media or otherwise, could negatively impact our brands’ reputation and, consequently, our products’ sales.
Our business is subject to seasonal volatility.
Customer orders for sun care products within our Sun and Skin Care segment are highly seasonal, which has historically resulted in higher sun care sales to retailers during the late winter through mid-summer months. Accordingly, our sales, financial performance, working capital requirements and cash flow may experience volatility during these periods. Further, purchases of our sun care products can be significantly impacted by unfavorable weather conditions during the summer period, and as a result we have suffered and in the future may suffer decreases in net sales if conditions are not favorable for use of our products, which could in turn have a material adverse effect on our financial condition, results of operations and cash flows. Within our Wet Shave segment, sales of women’s products are moderately seasonal, with increased consumer demand in the spring and summer months.
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
We have a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which are periodically evaluated for impairment in accordance with current accounting standards. Declines in our profitability and estimated cash flows related to specific intangible assets or reporting units, as well as potential changes in market valuations for similar assets and market discount rates, may result in an impairment charge, which could have an adverse impact on our operating results.
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
As of September 30, 2026, our debt level was $1.3 billion. We may be required to dedicate a substantial portion of our cash to debt service, thereby reducing funds available to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes. Our failure to make scheduled interest payments or to repay or refinance the indebtedness at maturity or obtain additional financing as needed could have a material adverse effect on our business. Approximately $1.3 billion (97%) of our debt balance as of September 30, 2026, is borrowed at fixed interest rates ranging from 4.125% to 5.500% with maturity dates in 2028 and thereafter.
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
Our Revolving Credit Facility (See Liquidity and Capital Resources within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details) contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, restrictions on liens on the assets of the Company and our subsidiaries, transactions with affiliates and dispositions. The breach of any of these covenants could result in a default under the Revolving Credit Facility, as defined below. In addition, the Revolving Credit Facility contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Revolving Credit Facility could be accelerated and the lenders thereunder could foreclose on their security interests in the assets of the Company and certain of our subsidiaries.
We may not be able to effectively integrate acquired companies to achieve desired financial benefits.
We have completed a number of acquisitions, and we expect to continue making acquisitions if appropriate opportunities arise. Acquisitions could be a key use of our cash and a potential driver of future sales and profit growth. If we can complete future acquisitions, we may face challenges in consolidating functions and effectively integrating procedures, personnel, product lines, and operations in a timely and efficient manner. The integration process can be complex and time-consuming, may be disruptive to our existing and acquired businesses and may cause an interruption of, or a loss of momentum in, the business. Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all. Such acquisitions may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, restructuring charges, impairment charges, contingent liabilities, amortization expenses related to intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition.
We must successfully manage divestiture activities.
As a company that manages a portfolio of consumer brands, our ongoing business model includes a certain level of divestiture activities. We must be able to successfully manage the impact of these activities, while at the same time delivering against our business objectives. When we decide to divest assets or a business, we may encounter difficulty finding buyers or alternative exit strategies, which could impact the achievement of our strategic objectives. We could also fail to obtain necessary regulatory approval or incur higher costs or charges than planned or incur unexpected charges and could experience unanticipated impacts to our business, any of which could have a negative impact on our results of operations. For example, we may not achieve our anticipated business objectives associated with the Feminine Care divestiture. Moreover, our financial results have been, and in the future could be, adversely impacted by the impacts from the loss of earnings associated with divested businesses. In addition to unanticipated delays, costs and other issues, divestitures may also expose us to liabilities or claims for indemnification for retained liabilities or indemnification obligations associated with the assets or businesses that we sell. The magnitude of any such liability or obligation may be difficult to quantify at the time of the transaction. We cannot predict the ultimate resolution of these matters, and there can be no assurance that any such resolution, which may take several years, will not adversely impact our financial position or results of operations.

In addition, it could be challenging and time-consuming to provide transition services to the purchasers of our divested operations. We may experience (i) disputes with the purchasers regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with the purchasers, (ii) greater tax or other costs or realize fewer benefits than anticipated under our post-closing agreements with the purchasers, (iii) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (iv) weaker performance to the extent segregation and support of the divested businesses distracts personnel or diverts resources from the operation, digitization, and transformation of our retained business, (v) losses or increased inefficiencies from stranded or underutilized assets, including an inability to realize in whole or in part potential cost savings which could eliminate or minimize the effects of stranded or underutilized assets (vi) the loss of any customers dissatisfied with our services post-closing, (vii) challenges in retaining and attracting personnel or (viii) operational or commercial difficulties segregating the divested assets from our retained assets.

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

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy

We have a cybersecurity program intended to assess, identify, manage, and protect against risks from cybersecurity threats. This includes multiple tools and processes for assessing, identifying, and managing material risks from cybersecurity threats. Our efforts are designed to maintain the confidentiality, integrity, and availability of our information and operational technology systems and the data stored on those systems.
We design and assess our program based on National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use NIST as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
The program includes but is not limited to the following:
•Conducting periodic risk assessments to identify material cybersecurity risks to our critical IT systems and information;
•Monitoring for external threats and managing incident response;
•Engaging third-party security providers with subject matter expertise, where appropriate, to assess, test or otherwise assist with aspects of our security processes and for penetration testing and program reviews based on NIST standards;
•Performing internal audit reviews of IT-related controls;
•Assessing cybersecurity risks of key third-party vendors based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors with access to our information systems or data; and
•Cybersecurity awareness training of our employees, including incident response personnel and senior management.

The cyber security program is continually adapting to the evolving threat landscape and technology developments.
A multi-functional enterprise cyber security and infrastructure team reviews and assesses top cybersecurity risks. This assessment is shared with members of senior management, including the CFO and Senior Vice President (“SVP”), IT, and helps guide the Company's cybersecurity operational priorities and strategy. In addition, cybersecurity risks are integrated into the Company’s broader Enterprise Risk Management program and, when identified, are reported to relevant business and governance leaders within the Company for appropriate action. Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
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
Governance
Our Board of Directors is part of the Company’s Cyber Response Task Force and participates in table top simulations. Additionally, the Board of Directors has delegated to the Audit Committee oversight responsibility of our risk management program, including cybersecurity, business continuity, IT operational resilience, and data privacy. The Audit Committee has specific responsibility for reviewing the status of the security of the Company’s electronic data processing information systems related to the Company’s people, assets and information systems. The Audit Committee receives regular updates from the SVP, IT, about information security and systems security programs and plans, including emerging trends and progress on overall enterprise cybersecurity programs and priorities. These updates occur at least two times a year, with interim updates as needed. Additionally, we have protocols by which certain cybersecurity incidents are reported promptly to the Chief Executive Officer, or the Audit Committee, as appropriate. A Cyber dashboard is also provided to the Board of Directors quarterly.
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
◦Risk Management and oversight of third parties
Our cyber security and infrastructure team’s experience includes a combined 102 years of experience. Further, our Director of Information Security, IT Governance Risk and Compliance Manager, Cybersecurity Team Lead, and Industrial Security and Network Senior Analyst all hold the Certified Information Systems Security Professional (CISSP) credential, widely recognized as the global standard for information security expertise. CISSP certification demonstrates advanced knowledge across eight security domains, a minimum of five years of industry experience, and adherence to strict ethical standards. This designation reflects our leaders’ ability to align technical controls with business risk, ensuring robust governance, regulatory compliance, and resilience against evolving cyber threats. Our team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
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
The Company has developed a Cybersecurity Incident Materiality Policy (the “Policy”) to guide the Company through the materiality decision making framework, SEC reporting and disclosures obligations, disclosure controls and procedures related to a cybersecurity incident, and a communication protocol to escalate material incidents to the Board and supplements the Company’s Cybersecurity Incident Response Plan. In addition to the Policy, the Company also formed a Cyber Incident Disclosure Committee, which includes key stakeholders whose role will be to determine whether an incident is material and, therefore, requires public disclosure.

Risk Factors
For additional information on the risk from cybersecurity threats that we have faced in the past and expect to continue to face in the future, refer to Part I, Item 1A. "Risk Factors” of this Form 10-K which should be read in conjunction with the information in this section.

Item 2. Properties.
As of September 30, 2026, we owned or leased 53 properties, 30 in the U.S. and 23 globally. Ten of these properties are production plants consisting of 1.3 million square feet that is owned and 1.3 million square feet that is leased. Four of these plants are located in the U.S., and six are in other countries. Seven of these plants are used exclusively by our Wet Shave segment~~,~~ two by our Sun and Skin Care segment and one is shared by our Wet Shave and Sun and Skin Care segments. We also have 15 warehouses consisting of 0.1 million square feet that is owned and 0.5 million square feet that is leased. We operate from 26 different offices throughout the world, totaling 0.5 million square feet, all of which are leased, and include our corporate headquarters in Shelton, Connecticut. We believe all of our facilities are well-maintained and suitable for the operations conducted in them.
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

Refer to Note 20 in Notes to Consolidated Financial Statements for more information. See also the discussion captioned “Governmental Regulation and Environmental Matters” included within Item 1. Business of this Annual Report on Form 10-K and “Legal, Regulatory, Tax and Other Risks” included within Item 1A. Risk Factors of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Edgewell common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “EPC.”
Shareholders
There were 3,943 shareholders of record of our common stock as of October 31, 2026.
Issuer Purchases of Equity Securities
On November 13, 2025, the Board approved an authorization to repurchase up to $100.0 million, superseding the previous share repurchase authorization from January 2018. $85.0 million remains available for repurchase in the future under the Board’s authorization.
The following table sets forth the purchases of our Company’s securities by our Company and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) (17 CFR 240.10b-18(a)(3)) during the fourth quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	3,282	$26.96	—	84,983,779
August 1, 2026 to August 31, 2026	—	$—	—	84,983,779
September 1, 2026 to September 30, 2026	—	$—	—	84,983,779
Total	3,282	$26.96		84,983,779
(1)There were 3,282 shares purchased during the quarter related to the surrender of shares of common stock to our Company to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalents.
(2)Includes $0.02 per share of brokerage fee commissions.
During fiscal 2026, we repurchased 0.7 million shares of common stock under the share repurchase authorization from November 2025 for $15.1. Future share repurchases, if any, would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as we deem appropriate based upon prevailing market conditions, business needs and other factors.
During fiscal 2026, we repurchased 0.2 million shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock equivalent awards.

Recent Sales of Unregistered Securities
None.

Share Performance Graph
The following graph compares the cumulative five-year total return provided to shareholders of the Company’s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P Household Products index. An investment of $100 (with reinvestment of all dividends and other distributions) is assumed to have been made in our common stock and in each of the indices on September 30, 2021 and its relative performance is tracked through September 30, 2026. These indices are included only for comparative purposes as required by SEC rules and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. They are not intended to forecast possible future performance of our common stock, nor is our historical common stock price performance necessarily indicative of our future common stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Edgewell Personal Care Company, the S&P Midcap 400 Index, and the S&P Household Products Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/21
9/22
9/23
9/24
9/25
9/26
Edgewell
S&P Midcap 400
S&P Household Products

    * $100 invested on September 30, 2021 in stock or index, with reinvestment of all dividends. Fiscal year ending September 30.

	9/21	9/22	9/23	9/24	9/25	9/26
Edgewell Personal Care Company	$100.00	$103.03	$101.82	$100.11	$56.09	$74.33
S&P Midcap 400	$100.00	$83.45	$94.76	$118.23	$123.60	$136.18
S&P Household Products	$100.00	$87.30	$93.62	$110.79	$94.42	$90.36

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
Non-GAAP Financial Measures
While we report financial results in accordance with GAAP, this discussion also includes non-GAAP measures. These non-GAAP measures are referred to as “adjusted” or “organic” and exclude items which are considered by the Company as unusual, non-recurring or outside of ordinary operations, and which may have a disproportionate positive or negative impact on the Company’s financial results in any particular period. Reconciliations of non-GAAP measures are included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Executive Summary
The following is a summary of key results from continuing operations during fiscal 2026, 2025 and 2024. Net (loss) earnings from continuing operations and diluted earnings per share (“EPS”) from continuing operations for the time periods presented were impacted by certain costs or income, as described in the table below. The impact of these items on reported net (loss) earnings from continuing operations and EPS from continuing operations are provided as a reconciliation of net (loss) earnings from continuing operations and EPS from continuing operations to adjusted net earnings from continuing operations and adjusted diluted EPS from continuing operations, both of which are non-GAAP measures.

Feminine Care Divestiture
On February 2, 2026, we closed the sale of our Feminine Care business to Essity Aktiebolag (publ) (“Essity”) and received proceeds of approximately $340 on a cash-free and debt-free basis. In connection with closing of the transaction, we and Essity entered into a transition services agreement for the provision of certain services to support the transition of the Feminine Care segment following the closing. The divestiture of the Feminine Care segment is a key step to transform Edgewell into a more focused, agile and consumer-driven personal care company. The former Feminine Care segment’s results are presented as discontinued operations on a retrospective basis for fiscal 2026, 2025 and 2024.
All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Edgewell unless otherwise noted.

Fiscal 2026
•Net sales for fiscal 2026 were $1,996.5, an increase of $34.5, or 1.8%, including a $28.2, or 1.5%, favorable impact due to currency movements. Organic net sales increased $6.3, or 0.3%. North America organic net sales increased 0.4%, primarily attributable to higher volumes in Grooming and Sun Care, partially offset by declines in Wet Shave and Skin Care. International organic net sales increased 0.2%, driven by pricing, partially offset by lower volumes.
•Net earnings (loss) from continuing operations for fiscal 2026 decreased $46.5, or 105.0%, to $(2.2). On an adjusted basis, net earnings from continuing operations for fiscal 2026 increased $4.2, or 4.9%, to $90.5. Adjusted net earnings from continuing operations increased primarily due to higher adjusted gross profit, partially offset by higher marketing expenses and a favorable tax impact.
•Diluted net earnings (loss) per share from continuing operations during fiscal 2026 was $(0.05) compared to $0.93 in the prior fiscal year. On an adjusted basis, as illustrated in the table below, net earnings per diluted share from continuing operations during fiscal 2026 were $1.93 compared to $1.81 in the prior fiscal year.

Fiscal Year Ended September 30, 2026
	Gross Profit	SG&A	Operating Income	EBIT (Loss) from Continuing Operations (1)	Income Tax Provision (Benefit) from Continuing Operations	Net (Loss) Income from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$830.0	$428.9	$41.4	$(0.8)	$1.4	$(2.2)	$(0.05)
Restructuring and related costs	37.2	(5.9)	101.8	101.8	25.1	76.7	1.64
Sun Care reformulation costs	—	—	4.4	4.4	1.1	3.3	0.07
Legal matters	—	(7.5)	7.5	7.5	1.7	5.8	0.12
Gain on investment	—	—	—	(1.1)	(0.2)	(0.9)	(0.02)
Commercial realignment	(0.2)	—	(0.2)	(0.2)	(0.1)	(0.1)	—
Other project and related costs	0.1	(6.4)	6.7	6.0	1.5	4.5	0.10
Tax shortfall on equity compensation	—	—	—	—	(3.4)	3.4	0.07
Total Adjusted Non-GAAP	$867.1	$409.1	$161.6	$117.6	$27.1	$90.5	$1.93

GAAP as a percent of net sales	41.6%	21.5%	2.1%	GAAP effective tax rate			(175.3)%
Adjusted as a percent of net sales	43.4%	20.5%	8.1%	Adjusted effective tax rate			23.0%

Fiscal Year Ended September 30, 2025
	Gross Profit	SG&A	Operating Income	EBIT (Loss) from Continuing Operations (1)	Income Tax Provision (Benefit) from Continuing Operations	Net (Loss) Income from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$847.8	$408.6	$110.2	$37.2	$(7.1)	$44.3	$0.93
Restructuring and related costs	3.5	(1.7)	50.7	50.7	12.5	38.2	0.80
Acquisition and integration costs	—	(0.5)	0.5	0.5	0.1	0.4	0.01
Sun Care reformulation costs	—	—	3.5	3.5	0.8	2.7	0.06
Gain on investment	—	—	—	(0.9)	—	(0.9)	(0.02)
Commercial realignment	2.9	—	2.9	2.9	0.9	2.0	0.04
Other project and related costs	—	(5.5)	5.5	3.2	0.8	2.4	0.05
Germany re-rate	—	—	—	—	2.8	(2.8)	(0.06)
Total Adjusted Non-GAAP	$854.2	$400.9	$173.3	$97.1	$10.8	$86.3	$1.81

GAAP as a percent of net sales	43.2%	20.8%	5.6%	GAAP effective tax rate			(19.1)%
Adjusted as a percent of net sales	43.5%	20.4%	8.8%	Adjusted effective tax rate			11.0%

Fiscal Year Ended September 30, 2024
	Gross Profit	SG&A	Operating Income	EBIT (Loss) from Continuing Operations (1)	Income Tax Provision (Benefit) from Continuing Operations	Net (Loss) Income from Continuing Operations	Diluted EPS from Continuing Operations
GAAP — Reported	$854.0	$418.4	$133.3	$54.9	$6.4	$48.5	$0.97
Restructuring and related costs	—	(0.1)	34.6	34.6	8.6	26.0	0.52
Acquisition and integration costs	3.3	(2.8)	6.1	6.1	1.5	4.6	0.09
Sun Care reformulation costs	—	—	4.4	4.4	1.1	3.3	0.07
Wet Ones manufacturing plant fire	12.2	—	12.2	12.2	3.0	9.2	0.18
Legal matters	—	(3.9)	3.9	3.9	1.0	2.9	0.06
Gain on investment	—	—	—	3.1	—	3.1	0.06
Other project and related costs	—	(5.3)	5.3	5.3	1.2	4.1	0.08
Total Adjusted Non-GAAP	$869.5	$406.3	$199.8	$124.5	$22.8	$101.7	$2.03

GAAP as a percent of net sales	43.3%	21.2%	6.8%	GAAP effective tax rate			11.7%
Adjusted as a percent of net sales	44.1%	20.6%	10.1%	Adjusted effective tax rate			18.3%
(1) EBIT is defined as Earnings, (Loss) before Income taxes.
For further discussion of these items refer to Note 21 of Notes to Consolidated Financial Statements.

Operating Results
The following table presents changes in net sales during fiscal 2026 and 2025 and provides a reconciliation of organic net sales to reported amounts. A discussion of fiscal 2025 compared with fiscal 2024 can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended September 30, 2025.
Net Sales

Net Sales - Total Company
For the Years Ended September 30,	2026	% Chg	2025	% Chg
Net sales - prior year	$1,962.0		$1,970.1
Organic	6.3	0.3%	(8.3)	(0.4)%
Impact of currency	28.2	1.5%	0.2	—%
Net sales - current year	$1,996.5	1.8%	$1,962.0	(0.4)%
During fiscal 2026, net sales were $1,996.5, an increase of $34.5, or 1.8%, including a $28.2 favorable impact due to currency movements. Organic net sales increased $6.3, or 0.3%. North America organic net sales increased 0.4%, primarily attributable to higher volumes in Grooming and Sun Care, partially offset by declines in Wet Shave and Skin Care. International organic net sales increased 0.2%, driven by pricing, partially offset by lower volumes.
For further discussion regarding net sales, including a summary of reported versus organic changes, see “Segment Results.”

Gross Profit
Gross profit was $830.0 in fiscal 2026, as compared to $847.8 in fiscal 2025, a decrease of $17.8, or 2.1%. Gross margin during fiscal 2026 was 41.6% of net sales, a decrease of 160-basis points, compared to 43.2%, in the prior year period. Adjusted gross margin decreased 10-basis points to 43.4%, as 230 basis points of productivity savings, favorable currency and slightly favorable net pricing, were more than offset by 250 basis points of core inflation, inclusive of tariffs, and 60 basis points of unfavorable mix and other.

Selling, General and Administrative Expense
SG&A was $428.9, or 21.5%, of net sales in fiscal 2026 compared to $408.6, or 20.8%, of net sales in the prior year period. Adjusted SG&A increased 10-basis points to 20.5% of net sales as compared to 20.4% in the prior year, due to higher corporate expenses and consulting costs.

Advertising and Sales Promotion Expense
Advertising and Sales Promotion Expense (“A&P”) was $243.5, an increase of $15.6, or 6.8%, compared to $227.9 in the prior year period. A&P was 12.2% of net sales during fiscal 2026, compared with 11.6% in the prior year period. The increase in A&P reflects increased investment behind the Company's focus brands and growth priorities in North America and International markets.

Research and Development Expense
Research and development expense (“R&D”) in fiscal 2026 was $57.5, an increase of $1.9, or 3.4%, compared to $55.6 in the prior year period. As a percentage of net sales, R&D expense was 2.9% during fiscal 2026 compared with 2.8% in the prior year period.

Restructuring Charges
In fiscal 2026, we recorded pre-tax restructuring and related costs of $101.8, consisting largely of severance, project implementation and other exit costs in support of transformation and cost efficiency programs. These costs included $64.0 million related to the consolidation of its Mexico facilities, $16.0 related to Wet Shave operations, $10.1 related to actions to strengthen its operating model, and $11.7 related to global transformation actions supporting the Company’s new growth strategy and commercial ambitions.

Interest Expense Associated with Debt
Interest expense associated with debt during fiscal 2026 was $68.9, a decrease of $4.3, or 5.9%, compared to $73.2 in the prior year period. The decrease in interest expense was the result of lower borrowing levels on the Company’s U.S. revolving credit facility due to the paydown of the facility with the proceeds of the Feminine Care divestiture.

Other (income) expense, net
Other (income) expense, net was income of $26.7 in fiscal 2026 compared to income of $0.2 in the prior year period. The current year included $21.5 of Transition Services Agreement (“TSA”) income. The impact was partially offset by currency hedge and remeasurement losses of $0.8 million in fiscal 2026 compared to a loss of $0.6 million in fiscal 2025. Adjusted other (income) expense, net was income of $24.9 compared to expense of $3.0 in the prior year period. The current year period included $0.7 of other project gains, compared to $2.3 of other project gains in fiscal 2025.

Income Tax (Benefit) Provision on Continuing Operations
Income taxes, which include federal, state and foreign taxes, reflect tax expense on a loss of (175.3)% compared to a tax benefit on income of (19.1)% of Earnings (Loss) before income taxes in fiscal 2026 and 2025, respectively. The fiscal 2026 effective tax rate reflects less favorable discrete and unusual items compared to fiscal 2025. On an adjusted basis, the effective tax rate during fiscal 2026 was 23.0% compared to 11.0% in the prior year period.
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

(Loss) earnings from discontinued operations, net of tax
(Loss) earnings from discontinued operations, net of tax was $(49.5) in fiscal 2026, compared to $(18.9) in fiscal 2025. The loss of $49.5 in fiscal 2026 includes the impact of the goodwill impairment charge of $37.4 recorded during the first quarter of fiscal 2026 and the results of the Feminine Care business.

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
The following tables present changes in segment net sales and segment profit (loss) during fiscal 2026 and 2025, and also provide a reconciliation of organic segment net sales and organic segment profit to reported amounts. For a reconciliation of Segment profit to Earnings before income taxes, see Note 21 of Notes to Consolidated Financial Statements.

Wet Shave

Net Sales - Wet Shave
For the Years Ended September 30,	2026	% Chg	2025	% Chg
Net sales - prior year	$1,218.9		$1,229.3
Organic	(14.6)	(1.2)%	(14.6)	(1.2)%
Impact of currency	19.7	1.6%	4.2	0.4%
Net sales - current year	$1,224.0	0.4%	$1,218.9	(0.8)%
Wet Shave net sales for fiscal 2026 were $1,224.0, an increase of $5.1, or 0.4%, as compared to the prior fiscal year, including $19.7, or 1.6%, favorable impact from currency. Organic net sales decreased $14.6, or 1.2%, as growth in the branded business was more than offset by lower Private Label sales resulting from supply constraints. In aggregate, North America organic net sales decreased 4.1%, primarily due to a decline in Private Label sales from supply constraints, while International organic net sales increased 0.9%, as growth in branded shave more than offset lower Private Label sales.

Segment Profit - Wet Shave
For the Years Ended September 30,	2026	% Chg	2025	% Chg
Segment profit - prior year	$190.3		$203.9
Organic	(33.9)	(17.9)%	3.1	1.5%
Impact of currency	8.3	4.4%	(16.7)	(8.2)%
Segment profit - current year	$164.7	(13.5)%	$190.3	(6.7)%
Wet Shave segment profit for fiscal 2026 was $164.7, a decrease of $25.6, or 13.5%, and inclusive of a $8.3, or 4.4%, favorable impact from currency, as compared to $190.3 in the prior fiscal year. Organic segment profit decreased $33.9, or 17.9%, due to lower gross margin and higher SG&A and marketing expenses.
Sun and Skin Care

Net Sales - Sun & Skin Care
For the Years Ended September 30,	2026	% Chg	2025	% Chg
Net sales - prior year	$743.1		$740.8
Organic	20.9	2.8%	6.3	0.9%
Impact of currency	8.5	1.2%	(4.0)	(0.6)%
Net sales - current year	$772.5	4.0%	$743.1	0.3%
Sun and Skin Care net sales for fiscal 2026 were $772.5, an increase of $29.4, or 4.0%, as compared to the prior fiscal year, including $8.5, or 1.2%, favorable impact from currency. Organic net sales increased $20.9, or 2.8%, driven by growth in Grooming, partially offset by a decline in Sun Care. North America Grooming growth was driven by the strength of Cremo, fueled by expanded distribution and new product development. Sun Care in the U.S. was impacted by lower volume. International growth was driven by volume growth in Wet Shave, Grooming and Skin Care, partially offset by Sun Care declines in certain international markets, including LATAM. In aggregate, organic net sales growth was related to a 4.5% increase in North America, partially offset by a 2.2% decline in International sales.

Segment Profit - Sun & Skin Care
For the Years Ended September 30,	2026	% Chg	2025	% Chg
Segment profit - prior year	$98.4		$131.3
Organic	7.6	7.7%	(28.1)	(21.4)%
Impact of currency	3.2	3.3%	(4.8)	(3.7)%
Segment profit - current year	$109.2	11.0%	$98.4	(25.1)%
Sun and Skin Care segment profit for fiscal 2026 was $109.2, an increase of $10.8, or 11.0%, as compared to the prior fiscal year, including a favorable impact from foreign currency of $3.2, or 3.3%. Organic segment profit increased $7.6, or 7.7%, driven by higher gross margin, partially offset by higher marketing expenses.

General Corporate and Other Expenses

	Fiscal Year
	2026	2025
General corporate and other expenses	$(87.1)	$(89.8)
Amortization of intangibles	(25.3)	(25.6)
Interest and other expense, net	(43.9)	(76.2)
Restructuring and related costs	(101.8)	(50.7)
Acquisition and integration costs	—	(0.5)
Sun Care reformulation costs	(4.4)	(3.5)
Legal matters	(7.5)	—
Gain on investment	1.1	0.9
Commercial realignment	0.2	(2.9)
Other project and related costs	(6.0)	(3.2)
General corporate and other expenses	$(274.7)	$(251.5)

% of net sales	(13.8)%	(12.8)%
During fiscal 2026, total general corporate and other expenses were $274.7, or 13.8%, of net sales, compared to $251.5, or 12.8% in the prior fiscal year.
Interest and other expense, net includes the impact of TSA income of $21.5 related to the Feminine Care divestiture.
Restructuring and related costs increased primarily due an increase in charges associated with the consolidation of the Mexico facilities of $64.0 and Wet Shave operations of $16.0, partially offset by the impact of changes in other restructuring plans.
During fiscal 2026, we recorded charges of $7.5 related to certain legal matters, primarily including $6.3 related to an offer to settle certain claims and disputes in connection with a former contract manufacturing agreement.

Liquidity and Capital Resources
As of September 30, 2026, we had cash of $375.6, a significant portion of which was located outside the U.S. Given our extensive international operations, a significant portion of our cash is denominated in foreign currencies. Refer to Note 19 of Notes to Consolidated Financial Statements for a discussion of the primary currencies to which the Company is exposed. We manage our worldwide cash requirements by reviewing available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We generally repatriate a portion of current year earnings from select non-U.S. subsidiaries only if the economic cost of the repatriation is not considered material.
Our cash is deposited with multiple counterparties which consist of major financial institutions. We consistently monitor positions with, and credit ratings of, counterparties both internally and by using outside ratings agencies.
Our total borrowings as of September 30, 2026 and 2025 were as follows:

	Interest Type	Currency	September 30, 2026	September 30, 2025
Long-term notes	fixed	USD	$1,250.0	$1,250.0
Revolver loans borrowed under credit facility	variable	USD	—	140.0
Short-term notes payable	variable	various	38.8	29.5
Total borrowings			$1,288.8	$1,419.5
Our Revolver utilization is summarized below.

	September 30, 2026	September 30, 2025
Total Revolver Capacity	$425.0	$425.0
Less: Revolver Borrowings	—	140.0
Less: Outstanding Letters of Credit	6.2	5.5
Revolver Balance Available	$418.8	$279.5
On April 2, 2024, (the “Restatement Date”), the Company and certain subsidiaries of the Company entered into a Restatement Agreement (the "Restatement Agreement") with Bank of America, N.A. as administrative agent and collateral agent ("BofA"), and the several lenders from time to time party thereto (together with BofA, the "Lenders"), which amended and restated the Company’s Credit Agreement, dated as of March 28, 2020 (as previously amended by that certain Amendment No. 1 to Credit Agreement, dated as of February 6, 2023, and as otherwise amended, amended and restated, supplemented or otherwise modified prior to the Restatement Date (the “Credit Facility”). All of the $425.0 of revolving facility commitments under the Credit Facility (the “Existing Revolving Facility Commitments”) were replaced with an equal amount of new revolving facility commitments (the “Replacement Revolving Facility Commitments”, collectively, with the Existing Revolving Facility Commitments, the “Revolving Credit Facility”) having substantially similar terms as the Existing Revolving Facility Commitments, except that the maturity date of the Replacement Revolving Facility Commitments will be the earlier of (i) April 2, 2029, and (ii) (a) March 2, 2028, if the aggregate outstanding amount of the Company’s 5.500% Senior Notes due 2028 is greater than $150.0 as of such date and (b) December 29, 2028, if the aggregate outstanding amount of the Company’s 4.125% Senior Notes due 2029 is greater than $150.0 as of such date, in each case, subject to certain exceptions. Refer to Note 13 of Notes to Consolidated Financial Statements for additional discussion.
We participate in accounts receivable facility programs both in the United States and Japan. Refer to Note 11 of Notes to the Consolidated Financial Statements for further discussion on the Accounts Receivable Facility.
We also have $750.0 of senior notes, fixed interest rate of 5.5%, due 2028 and $500.0 of senior notes, fixed interest rate of 4.1%, due 2029. The Company continually evaluates capital markets and refinancing alternatives in advance of upcoming debt maturities and believes it has adequate access to liquidity and financing sources to address upcoming obligations. Refer to Note 13 of Notes to Consolidated Financial Statement for additional discussion. Historically, we have generated, and expect to continue to generate, favorable cash flows from operations. Our cash flows are affected by the seasonality of our sun care business, typically resulting in higher net sales and increased cash generated in the second and third quarters of each fiscal year. We believe our cash on hand, including remaining proceeds from the sale of our Feminine Care segment, cash flows from operations and borrowing capacity under the Revolving Credit Facility will be sufficient to satisfy our future working capital requirements, interest payments, R&D activities, capital expenditures, and other capital requirements for at least the next 12 months. We will continue to monitor our cash flows, spending and liquidity needs.

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
In fiscal 2027, we expect our total capital expenditures to be in the range of $55 to $65 primarily on maintenance and productivity efforts across manufacturing facilities, new product development and information technology system enhancements. While we intend to fund these capital expenditures with cash generated from operations, we may also utilize our borrowing facilities.
During fiscal 2026, we contributed $5.5 and $0.2 to our pension and post-retirement plans. Pension contributions required beyond fiscal 2027 represent future pension payments to comply with local funding requirements in the U.S. only. The projected contributions for our U.S. pension plans total $2.2 in fiscal 2027, $3.7 in fiscal 2028, $3.7 in fiscal 2029, $3.8 in fiscal 2030, and $3.3 in fiscal 2031. Estimated contributions beyond fiscal 2031 are not determinable. We may also elect to make discretionary contributions.
Debt Covenants
The Revolving Credit Facility governing our outstanding debt as of September 30, 2026 contains certain customary representations and warranties, financial covenants, covenants restricting our ability to take certain actions, affirmative covenants, and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of our indebtedness to our earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1.0, however, there is an exception for acquisition activity. In addition, under the Revolving Credit Facility, the ratio of our EBITDA to total interest expense must exceed 3.0 to 1.0. If we fail to comply with these covenants or with other requirements of the Revolving Credit Facility, the lenders have the right to accelerate the maturity of the debt. Acceleration under one of our facilities would trigger cross-defaults on our other borrowings. Under the Revolving Credit Facility, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the Revolving Credit Facility allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP.
As of September 30, 2026, we were in compliance with the provisions and covenants associated with the Revolving Credit Facility.
Cash Flows
A summary of our cash flow from operating, investing and financing activities is provided in the following table:

	Fiscal Year
	2026	2025
Net cash provided by (used for):
Operating activities	$49.6	$118.4
Investing activities	289.2	(72.9)
Financing activities	(182.8)	(30.0)
Effect of exchange rate changes on cash	(6.1)	1.1
Net increase (decrease) in cash and cash equivalents	$149.9	$16.6
Operating Activities
Cash flow provided by operating activities was $49.6 during fiscal 2026, as compared to $118.4 during the prior fiscal year. The decrease in cash provided by operating activities was largely driven by one-time operating cash flow impacts associated directly with the Feminine Care divestiture including tax, working capital, and deal related fees and expenses.
Investing Activities
Cash flow provided by investing activities was $289.2 during fiscal 2026 as compared to cash used for investing activities of $72.9 during the prior fiscal year. The increase in cash provided by investing activities was primarily related to proceeds received from the sale of our Feminine Care segment of $338.9 and a decrease in capital expenditures which were $59.6 during fiscal 2026, compared to $77.0 in the prior year period.

Financing Activities
Net cash used for financing activities was $182.8 during fiscal 2026 as compared to $30.0 during the prior fiscal year. During fiscal 2026, we had net payments of $140.0 under the Revolving Credit Facility, compared to net proceeds of $106.0 in the prior year period. Dividend payments totaled $28.4 during fiscal 2026, compared to $29.3 in the prior year period. We had $15.8 share repurchases in fiscal 2026, compared to $90.2 in the prior year period.
Dividends
The following is a summary of cash dividends paid and declared per share on our common stock during the year ended September 30, 2026 and the year ending September 30, 2027 to date:

Date Declared	Record Date	Payable Date	Amount Per Share
November 13, 2025	December 4, 2025	January 8, 2026	$0.15
February 5, 2026	March 6, 2026	April 8, 2026	$0.15
May 6, 2026	June 10, 2026	July 9, 2026	$0.15
August 5, 2026	September 9, 2026	October 8, 2026	$0.15
On November 12, 2026, the Board declared a quarterly cash dividend of $0.15 per share of common stock for the fourth fiscal quarter of 2026. The dividend will be paid on January 7, 2027 to shareholders of record as of the close of business on December 3, 2026.
Dividends declared during the year ended September 30, 2026 totaled $29.2. Payments made for dividends during the year ended September 30, 2026 totaled $28.4. Our ability to pay cash dividends on our common stock depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, restrictions under applicable law, our business prospects and other factors that our Board of Directors may deem relevant. Our approach to dividends has certain risks and limitations, particularly with respect to liquidity, and we may not pay future dividends consistent with our historical practice, or at all.
Inflation
Management recognizes that inflationary pressures may have an adverse effect on our company through higher material costs, labor and transportation costs, asset replacement costs and related depreciation, healthcare and other costs. We continue to navigate the challenging and uncertain inflationary environment and resultant cost pressure with a combination of productivity efforts to achieve efficiencies and lower costs in Cost of products sold and SG&A expenses and increase focus on revenue management. We can provide no assurance that such mitigation will be available or effective in the future.
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
Commitments and Contingencies
Legal Proceedings
We are subject to a number of legal proceedings in various jurisdictions arising out of our operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. We review legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follow appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies when the potential of incurring a loss is probable and can be reasonably estimated and disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for its financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, we believe that the Company’s liability, if any, arising from such pending legal proceedings, asserted legal claims, and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to its financial position, results of operations or cash flows, when taking into account established accruals for estimated liabilities.
During the year ended September 30, 2026, we recorded a $6.3 charge related to an offer to settle certain claims and disputes in connection with a former contract manufacturing agreement.
During the year ended September 30, 2024, the Company settled legal matters for certain class action advertising claims which resulted in a loss of $3.9 which was included in SG&A in the Consolidated Statement of Earnings and Comprehensive Income.
Refer to Note 20 in Notes to Consolidated Financial Statements for more information.
Other Matters
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) by the executive branch are not lawful, but did not provide guidance on how importers may claim refunds of IEEPA tariffs previously paid. On March 4, 2026, the Court of International Trade (CIT) issued an additional ruling that importers that paid tariffs under IEEPA are due refunds and ordered U.S. Customs and Border Protection (CBP) to begin the refund process for all importers who were subject to IEEPA duties.
During fiscal 2026, the Company recognized $8.4 in Costs of products sold and $0.3 in Other (income) expense, net in the Consolidated Statements of Earnings and Comprehensive Income reflecting the amount of cash received during the year related to IEEPA tariff refunds.
As of September 30, 2026, the Company has not recognized an asset related to the potential for additional refunds of IEEPA tariffs paid. The ultimate availability, timing and amount of any potential refunds of such tariffs is highly uncertain and is subject to further legal, regulatory and administrative developments. The Company will continue to evaluate new information and will recognize the refund when the requirements under ASC 450, Contingencies, have been met.
Contractual Obligations
We have significant contractual obligations to fulfill our business operations including the repayment of short- and long-term debt, periodic interest payments, minimum levels of pension funding, and other obligations including payments for various leases of real estate, vehicles, and equipment, and minimum fixed costs to be paid to third party logistics vendors. We are also party to various service and supply contracts that generally extend one to three months. These arrangements are primarily individual, short-term purchase orders for routine goods and services at market prices, which are part of our normal operations and are reflected in historical operating cash flow trends. These contracts can generally be canceled at our option at any time. We do not believe such arrangements will adversely affect our liquidity position. In addition, we have various commitments related to service and supply contracts that contain penalty provisions for early termination. Because of the short period between order and shipment date (generally less than one month) for most of our orders, the dollar amount of current backlog is not material and is not considered to be a reliable indicator of future sales volume. Generally, sales to our top customers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. As of September 30, 2026, we do not believe such purchase arrangements or termination penalties will have a significant effect on our results of operations, financial position or liquidity position in the future.
Environmental Matters
Our operations, like those of other companies, are subject to various federal, state, local and foreign laws and regulations intended to protect public health and the environment. These regulations relate primarily to worker safety, air and water quality, underground fuel storage tanks, and waste handling and disposal. Accrued environmental costs as of September 30, 2026 and 2025 were $6.5 and $7.7, respectively. It is difficult to quantify with reasonable certainty the cost of environmental matters, particularly remediation and future capital expenditures for environmental control equipment. Total environmental capital expenditures and operating expenses are not expected to have a material effect on our total capital and operating expenditures, consolidated earnings or competitive position. However, current environmental spending estimates could be modified as a result of changes in our plans or our understanding of underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.

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
The Company allows for returns of products under limited circumstances. Customers are required to pay for the sun care product purchased during the season under the required terms. Under certain circumstances, we allow customers to return sun care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. At the time of sale, we reduce net sales and cost of products sold for anticipated returns based upon an estimated return level. The timing of returns of sun care products can vary in different regions, based on climate and other factors. However, the majority of returns occur in the U.S. from September through January, following the summer sun care season. We estimate the level of sun care returns as the sun care season progresses, using a variety of inputs including historical experience, consumption trends during the sun care season, obsolescence factors including expiration dates and inventory positions at key retailers. We monitor shipment activity and inventory levels at key retailers during the season in an effort to more accurately estimate potential returns. This allows us to manage shipment activity to our customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The level of returns may fluctuate from our estimates due to several factors, including, but not limited to, weather conditions, customer inventory levels and competitive activity. Based on our fiscal 2026 sun care shipments, each percentage point change in our returns rate would have impacted our reported net sales by $4.8 and our reported operating income by $4.8. As of September 30, 2026 and 2025, our reserve on the Consolidated Balance Sheet for returns was $42.1 and $42.8, respectively.
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

Of the assumptions listed above, changes in the expected long-term rate of return on plan assets and changes in the discount rate used in developing plan obligations will likely have the most significant impact on our annual earnings, prospectively. Based on plan assets as of September 30, 2026, a one percentage point decrease or increase in expected asset returns would increase or decrease our pension expense by approximately $3.9. In addition, it may increase and accelerate the rate of required pension contributions in the future. Uncertainty related to economic markets and the availability of credit may produce changes in the yields on corporate bonds rated as high-quality. As a result, discount rates based on high-quality corporate bonds may increase or decrease, leading to lower or higher pension obligations, respectively. A one percentage point decrease in the discount rate would increase pension obligations by approximately $35.9 as of September 30, 2026.
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
Further detail on our pension and other post-retirement benefit plans is included in Note 15 of Notes to Consolidated Financial Statements.

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
Further detail on Income Taxes is included in Note 5 of Notes to Consolidated Financial Statements.

Goodwill and Intangible Asset Valuations
Certain business acquisitions have resulted in the recording of goodwill and trade names and brands which are not amortized. As of September 30, 2026 and 2025 we had goodwill of $1,133.1 and $1,137.1, respectively. We have indefinite-lived trade names and brands with a carrying value of approximately $568.1 and $571.4 as of September 30, 2026 and 2025, respectively. We perform our annual impairment assessment for goodwill and indefinite-lived intangible assets as of July 1st and more frequently if indicators of impairment exist. We consider qualitative factors to assess if it is more likely than not that the fair value for goodwill or indefinite-lived intangible assets is below the carrying amount. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.
In conducting a qualitative assessment, the Company analyzes a variety of events and factors that may influence the fair value of the reporting unit or indefinite-lived intangible asset, including, but not limited to: the results of prior quantitative assessments performed, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, share price and other relevant factors. Significant judgment is used to evaluate the totality of these events and factors to make a determination of whether it is more likely than not that the fair value of the reporting unit or indefinite-lived intangible is less than its carrying value.
For our annual impairment assessment as of July 1, 2026, the Company elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate the goodwill for the Wet Shave and Skin Care reporting units and Banana Boat trade name. The Company elected to perform a qualitative assessment on the Sun Care reporting unit and the other indefinite-lived intangible assets, noting no events that indicated that the fair value was less than the carrying value that would require a quantitative impairment assessment.
Goodwill
Annual Impairment Test
The Company performed a quantitative assessment for the Wet Shave and Skin Care reporting units. We utilized independent valuation specialists and industry accepted valuation models in calculating the fair value of each reporting unit. In performing a quantitative assessment, we estimated the fair value of the Wet Shave and Skin Care reporting units by using an equally weighted income and market approach.
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
Based on the results of our annual quantitative assessment performed as of July 1, 2026, the fair value of our Wet Shave and Skin Care reporting units exceeded their respective carrying values by 13% and 19%, respectively. The carrying value of our Wet Shave and Skin Care reporting units as of July 1, 2026 was $1,497.9 and $429.2, respectively. A sensitivity analysis of key assumptions for the Wet Shave and Skin Care reporting units was performed. The table below presents the change in fair value of the Wet Shave and Skin Care reporting units with adjustments to certain key assumptions based on the July 1, 2026 annual impairment test date.

	Discount rate increased by 100 bps	Market multiple decreased by 1.0x	Decrease in projected revenue by 5%	Decrease in projected EBITDA margin by 5%
Wet Shave reporting unit
Change in fair value	$(82.5)	$(96.7)	$(71.5)	$(73.5)
% by which fair value exceeds/(below) carrying amount	7.7%	6.7%	8.4%	8.3%

Skin Care reporting unit
Change in fair value	$(29.8)	$(25.5)	$(20.7)	$(21.3)
% by which fair value exceeds/(below) carrying amount	12.2%	13.2%	14.4%	14.2%
If actual results are not consistent with management's estimates and assumptions, a material impairment charge of goodwill could occur, which would have a material adverse effect on our consolidated financial statements.
As of November 6, 2025, we determined the Feminine Care segment to be held for sale, we tested the assets within the disposal group, including goodwill, for impairment and recorded a goodwill impairment loss of $37.4. Fair value of the reporting unit was determined under a market approach and based on the offer received to purchase the disposal group, a Level 3 fair value input.
Indefinite-lived intangible assets
Annual Impairment Test
We performed a qualitative test of impairment for the Schick, Bulldog, Wet Ones and Hawaiian Tropic indefinite-lived intangible assets. The Company elected to bypass the qualitative assessment and perform a quantitative assessment of the Banana Boat trade name. If the estimated fair value of the indefinite-lived intangible asset was less than its carrying value, we would recognize an impairment loss. Based on the results of our annual impairment assessment performed as of July 1, 2026, the fair values of each indefinite-lived intangible asset exceeded its carrying value and no impairments were recorded.
In performing a quantitative assessment of the Banana Boat trade name, we estimate the fair value using the multi-period excess earnings method. The multi-period excess earnings method requires assumptions related to projected revenues and EBITDA from our annual and strategic plans; contributory asset charges; and a market-participant discount rate based on a weighted-average cost of capital. The discount rate was based on a weighted-average cost of capital utilizing industry market data of similar publicly traded companies. Terminal growth rates are based on industry market data.
The fair value of our Banana Boat trade name exceeded its carrying value by 2.4% and was deemed to be at-risk of future impairment. The carrying value of our Banana Boat trade name as of July 1, 2026 was $277.2. A sensitivity analysis of key assumptions for the Banana Boat trade name was performed. The table below presents the change in fair value of the Banana Boat trade name with adjustments to certain key assumptions based on the July 1, 2026 annual impairment test date.

	Discount rate increased by 25 bps	Decrease in projected revenue by 2.5%	Decrease in projected EBITDA margin by 2.5%
Banana Boat
Change in fair value	$(2.2)	$(7.7)	$(9.0)
% by which fair value exceeds/(below) carrying amount	(0.8)%	(0.4)%	(0.9)%
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

Currency Rate Exposure
A significant share of our sales is tied to currencies other than the U.S. dollar, our reporting currency. As such, a weakening of currencies relative to the U.S. dollar can have a negative impact to reported earnings. Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which we are exposed include the euro, the Japanese yen, the Mexican peso, the British pound, the Canadian dollar and the Australian dollar.
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

Derivatives Designated as Cash Flow Hedging Relationships
As of September 30, 2026, we maintained a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
We enter into forward currency contracts to hedge the cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. We had unrealized pre-tax gains (losses) of $2.2 and $(1.4) as of September 30, 2026 and 2025, respectively, on these forward currency contracts accounted for as cash flow hedges included in Accumulated other comprehensive loss (“AOCI”). Assuming foreign exchange rates versus the U.S. dollar remain as of September 30, 2026 levels over the next 12 months, the majority of the pre-tax gain (loss) included in AOCI as of September 30, 2026 is expected to be included in Other (income) expense, net. Contract maturities for these hedges extend into fiscal year 2027. There were 64 open foreign currency contracts as of September 30, 2026 with a notional value of $126.9.
For further information on our derivatives designated as cash flow hedging relationships, see Note 19 of Notes to Consolidated Financial Statements.

Derivatives Not Designated as Cash Flow Hedging Relationships
Our foreign subsidiaries enter into internal and external transactions in the ordinary course of business that create non-functional currency balance sheet positions at the foreign subsidiary level. These exposures are generally the result of intercompany purchases, intercompany loans and, to a lesser extent, external purchases, and are revalued in the foreign subsidiary’s local currency at the end of each period. Changes in the value of the non-functional currency balance sheet positions in relation to the foreign subsidiary’s local currency result in an exchange gain or loss recorded in Other (income) expense, net in the Consolidated Statement of Earnings and Comprehensive Income. The primary currency to which our foreign subsidiaries are exposed is the U.S. dollar.
To mitigate these balance sheet exposures, we enter into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes. Any gains or losses on these contracts are expected to be offset by exchange gains or losses on the underlying exposure; thus, they are not subject to significant market risk. The change in the estimated fair value of the foreign currency contracts resulted in gains of $0.8 and $0.6 during fiscal 2026 and 2025, respectively, which were recorded in Other (income) expense, net in the Consolidated Statement of Earnings and Comprehensive Income. There was one open foreign currency derivative contract with a notional value of $9.0, which was not designated as a cash flow hedge as of September 30, 2026.
For further information on our derivatives not designated as cash flow hedging relationships, see Note 19 of Notes to Consolidated Financial Statements.

Commodity Price Exposure
We use raw materials that are subject to price volatility. At times, we have used, and may in the future, use hedging instruments to reduce exposure to variability in cash flows associated with future purchases of certain materials and commodities. As of September 30, 2026, there were no open derivative or hedging instruments for future purchases of raw materials or commodities.
 Interest Rate Exposure
Our exposure to interest rate risk relates primarily to our variable-rate debt instruments, which currently bear interest based on SOFR plus margin. As of September 30, 2026, our outstanding debt included $38.8 related to an international, variable-rate note payable. Assuming a one percent increase in the applicable interest rates, annual interest expense would increase by approximately $0.4.
The remaining outstanding debt as of September 30, 2026 is fixed-rate debt. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Edgewell Personal Care Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Edgewell Personal Care Company and its subsidiaries (the "Company") as of September 30, 2026 and 2025, and the related consolidated statements of earnings and comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2026, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended September 30, 2026 appearing under Item 15(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Indefinite-lived Intangible Asset Impairment Assessment – Banana Boat Trade Name
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s indefinite-lived intangible trade names and brands balance as of September 30, 2026, was $568.1 million. As of July 1, 2026, the Banana Boat trade name, which is a portion of the indefinite-lived intangible trade names and brands balance, was $277.2 million. Management performs the annual impairment assessment for indefinite-lived intangible assets as of July 1, or more frequently if indicators of impairment exist. Management elected to bypass the qualitative assessment and performed a quantitative assessment of the Banana Boat trade name. When a quantitative test is performed, management determines the fair value using one of two income approaches: (i) the relief-from-royalty method or (ii) the multi-period excess earnings method. As disclosed by management, determining the fair value of indefinite-lived intangible assets requires the use of significant judgment, estimates and assumptions. The key assumptions used in the multi-period excess earnings method include revenue growth rates, EBITDA margin, discount rate and terminal growth rate.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of indefinite-lived intangible assets. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Banana Boat trade name; (ii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iii) testing the completeness and accuracy of underlying data used in the multi-period excess earnings method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margin, discount rate, and terminal growth rate. Evaluating management’s assumptions related to revenue growth rates, EBITDA margin, and terminal growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Banana Boat trade name; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate and terminal growth rate assumptions.
Goodwill Impairment Assessments – Wet Shave and Skin Care Reporting Units
As described in Notes 2 and 9 to the consolidated financial statements, the Company’s goodwill balance as of September 30, 2026 was $1,133.2 million, and the goodwill associated with the Wet Shave and Sun and Skin Care segments was $777.9 million and $355.3 million, respectively. Goodwill from the Skin Care reporting unit makes up a majority of the goodwill related to the Sun and Skin Care segment. Management performs the annual impairment assessment for goodwill as of July 1, or more frequently if indicators of impairment exist. Management elected to bypass the qualitative assessment and perform a quantitative assessment to evaluate the goodwill for the Wet Shave and Skin Care reporting units. When a quantitative test is performed, management generally estimates each reporting unit’s fair value using a weighted income approach and market approach. As disclosed by management, determining the fair value of a reporting unit requires the use of significant judgment, estimates and assumptions. The income approach uses the discounted cash flow method, and the key assumptions include discount rates, future levels of revenue growth and EBITDA margins.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Wet Shave and Skin Care reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Wet Shave and Skin Care reporting units; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margin, and discount rate used in the discounted cash flow method for the Wet Shave reporting unit; and discount rate used in the discounted cash flow method for the Skin Care reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Wet Shave and Skin Care reporting units; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of underlying data used in the method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margin, and discount rate used in the discounted cash flow method for the Wet Shave reporting unit; and discount rate used in the discounted cash flow method for the Skin Care reporting unit. Evaluating management’s assumptions related to revenue growth rates and EBITDA margin for the Wet Shave reporting unit involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Wet Shave reporting unit; (ii) the consistency with external market and industry data; (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow method; (ii) the reasonableness of the discount rate assumptions for the Wet Shave and Skin Care reporting units.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
November 13, 2026
We have served as the Company’s auditor since 1999.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Fiscal Year Ended
	2026	2025	2024
Net sales	$1,996.5	$1,962.0	$1,970.1
Cost of products sold	1,166.5	1,114.2	1,116.1
Gross profit	830.0	847.8	854.0

Selling, general and administrative expense	428.9	408.6	418.4
Advertising and sales promotion expense	243.5	227.9	211.3
Research and development expense	57.5	55.6	56.4
Restructuring charges	58.7	45.5	34.6
Operating income	41.4	110.2	133.3
Interest expense associated with debt	68.9	73.2	76.5
Other (income) expense, net	(26.7)	(0.2)	1.9
(Loss) earnings from continuing operations before income taxes	(0.8)	37.2	54.9
Income tax provision (benefit) on continuing operations	1.4	(7.1)	6.4
Net (loss) earnings from continuing operations	(2.2)	44.3	48.5
(Loss) earnings from discontinued operations, net of tax	(49.5)	(18.9)	50.1
Net (loss) earnings	$(51.7)	$25.4	$98.6

Basic (loss) earnings per share
Continuing operations	$(0.05)	$0.93	$0.98
Discontinued operations	(1.07)	(0.40)	1.00
Basic (loss) earnings per share	$(1.12)	$0.53	$1.98

Diluted (loss) earnings per share
Continuing operations	$(0.05)	$0.93	$0.97
Discontinued operations	(1.07)	(0.40)	1.00
Diluted (loss) earnings per share	$(1.12)	$0.53	$1.97

Weighted-average shares outstanding:
Basic	46.3	47.5	49.7
Diluted	46.3	47.6	50.1

Statements of Comprehensive Income:
Net (loss) earnings	$(51.7)	$25.4	$98.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18.9)	27.0	18.6
Pension and postretirement activity, net of tax provision (benefit) of $6.1 in 2026, $7.0 in 2025, and $(0.6) in 2024	15.5	17.2	1.2
Deferred gain (loss) on hedging activity, net of tax provision (benefit) of $1.1 in 2026, $0.3 in 2025, and $(2.2) in 2024	2.4	0.8	(4.6)
Total other comprehensive income (loss), net of tax	(1.0)	45.0	15.2
Total comprehensive income (loss)	$(52.7)	$70.4	$113.8
See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$375.6	$225.7
Trade receivables, less allowance for doubtful accounts of $2.6 and $4.8	132.4	137.8
Inventories	445.4	433.8
Other current assets	166.4	138.6
Current assets held for sale	—	59.6
Total current assets	1,119.8	995.5
Property, plant and equipment, net	296.7	295.0
Goodwill	1,133.1	1,137.1
Other intangible assets, net	799.5	828.2
Other assets	199.4	178.7
Non-current assets held for sale	—	321.8
Total assets	$3,548.5	$3,756.3

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable	$38.8	$29.5
Accounts payable	209.7	219.7
Other current liabilities	367.5	311.1
Current liabilities held for sale	—	5.2
Total current liabilities	616.0	565.5
Long-term debt	1,245.5	1,383.3
Deferred income tax liabilities	79.2	118.8
Other liabilities	135.8	135.6
Total liabilities	2,076.5	2,203.2

Shareholders’ equity
Preferred shares, $0.01 par value, 10,000,000 authorized; none issued or outstanding	—	—
Common shares, $0.01 par value, 300,000,000 authorized; 65,251,989 issued; 46,088,915 and 46,464,244 outstanding	0.7	0.7
Additional paid-in capital	1,573.4	1,578.8
Retained earnings	1,005.8	1,086.7
Common shares in treasury at cost, 19,163,074 and 18,787,745	(997.1)	(1,003.3)
Accumulated other comprehensive loss	(110.8)	(109.8)
Total shareholders’ equity	1,472.0	1,553.1
Total liabilities and shareholders’ equity	$3,548.5	$3,756.3
See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2026	2025	2024
Cash Flow from Operating Activities
Net (loss) earnings	$(51.7)	$25.4	$98.6
Depreciation and amortization	77.8	88.8	88.0
Share-based compensation expense	19.0	24.5	26.5
Loss on sale of assets	1.3	1.9	0.7
Impairment charges	37.4	51.1	—
Loss on assets held for sale	2.2	—	—
Deferred compensation payments	(2.3)	(3.1)	(2.1)
Deferred income taxes	(43.9)	(21.7)	(9.6)
Other, net	(2.0)	(22.7)	(18.7)
Changes in operating assets and liabilities
Accounts receivable, net	(0.4)	(15.3)	(7.3)
Inventories	(11.1)	0.1	19.7
Other current assets	(26.3)	(2.6)	4.7
Accounts payable	(7.7)	3.3	17.0
Other current liabilities	57.3	(11.3)	13.5
Net cash provided by operating activities	49.6	118.4	231.0

Cash Flow from Investing Activities
Proceeds from sale of business	338.9	—	—
Capital expenditures	(59.6)	(77.0)	(56.5)
Collection of deferred purchase price on accounts receivable sold	4.0	5.6	0.7
Other, net	5.9	(1.5)	(6.6)
Net cash provided by (used in) investing activities	289.2	(72.9)	(62.4)

Cash Flow from Financing Activities
Cash proceeds from debt with original maturities greater than 90 days	398.0	931.0	813.0
Cash payments on debt with original maturities greater than 90 days	(538.0)	(825.0)	(901.0)
Net proceeds from debt with original maturities of 90 days or less	7.3	5.5	4.2
Repurchase of shares	(15.8)	(90.2)	(58.5)
Dividends to common shareholders	(28.4)	(29.3)	(30.7)
Employee shares withheld for taxes	(2.9)	(7.5)	(7.3)
Net financing (outflow) inflow from the Accounts Receivable Facility	(2.6)	(14.1)	5.2
Other, net	(0.4)	(0.4)	(4.3)
Net cash used in financing activities	(182.8)	(30.0)	(179.4)

Effect of exchange rate changes on cash	(6.1)	1.1	3.5

Net increase (decrease) in cash and cash equivalents	149.9	16.6	(7.3)
Cash and cash equivalents, beginning of period	225.7	209.1	216.4
Cash and cash equivalents, end of period	$375.6	$225.7	$209.1

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net	$68.2	$73.3	$62.8
See accompanying Notes to Consolidated Financial Statements.

EDGEWELL PERSONAL CARE COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

	Common Stock		Treasury Shares
	Number	Par Value	Number	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance as of September 30, 2023	65.2	$0.7	(15.0)	$(906.1)	$1,593.8	$1,022.1	$(170.0)	$1,540.5
Net earnings	—	—	—	—	—	98.6	—	98.6
Dividends declared	—	—	—	—	—	(30.6)	—	(30.6)
Foreign currency translation adjustments	—	—	—	—	—	—	18.6	18.6
Pension and postretirement activity	—	—	—	—	—	—	1.2	1.2
Deferred gain (loss) on hedging activity	—	—	—	—	—	—	(4.6)	(4.6)
Repurchase of shares including excise tax	—	—	(1.6)	(59.3)	—	—	—	(59.3)
Activity under share plans	—	—	0.3	27.5	(7.8)	—	—	19.7
Balance as of September 30, 2024	65.2	$0.7	(16.3)	$(937.9)	$1,586.0	$1,090.1	$(154.8)	$1,584.1
Net earnings	—	—	—	—	—	25.4	—	25.4
Dividends declared	—	—	—	—	—	(28.8)	—	(28.8)
Foreign currency translation adjustments	—	—	—	—	—	—	27.0	27.0
Pension and postretirement activity	—	—	—	—	—	—	17.2	17.2
Deferred gain (loss) on hedging activity	—	—	—	—	—	—	0.8	0.8
Repurchase of shares including excise tax	—	—	(2.8)	(90.0)	—	—	—	(90.0)
Activity under share plans	—	—	0.3	24.6	(7.2)	—	—	17.4
Balance as of September 30, 2025	65.2	$0.7	(18.8)	$(1,003.3)	$1,578.8	$1,086.7	$(109.8)	$1,553.1
Net loss	—	—	—	—	—	(51.7)	—	(51.7)
Dividends declared	—	—	—	—	—	(29.2)	—	(29.2)
Foreign currency translation adjustments	—	—	—	—	—	—	(18.9)	(18.9)
Pension and postretirement activity	—	—	—	—	—	—	15.5	15.5
Deferred gain (loss) on hedging activity	—	—	—	—	—	—	2.4	2.4
Repurchase of shares including excise tax	—	—	(0.7)	(15.1)	—	—	—	(15.1)
Activity under share plans	—	—	0.3	21.3	(5.4)	—	—	15.9
Balance as of September 30, 2026	65.2	$0.7	(19.2)	$(997.1)	$1,573.4	$1,005.8	$(110.8)	$1,472.0
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
See Feminine Care Divestiture in the Basis of Presentation section and Note 3, “Discontinued Operations,” below for information regarding discontinued operations.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) under the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ materially from those estimates. All intercompany balances and transactions have been eliminated in consolidation.
Certain immaterial prior year amounts have been reclassified to conform with the current year’s presentation.
Amounts and percentages presented in this Annual Report on Form 10-K have been rounded. Accordingly, certain totals may not sum due to rounding.
Feminine Care Divestiture
On November 12, 2025, we entered into an agreement to sell, and on February 2, 2026, we closed the sale of our Feminine Care segment to Essity, a leading global health and hygiene company based in Sweden for $340.0. In accordance with applicable accounting guidance, the results of the Feminine Care segment are presented as discontinued operations in the Consolidated Statements of Earnings and Comprehensive Income and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of the Feminine Care disposal group as assets and liabilities held for sale in the Consolidated Balance Sheet as of September 30, 2025. The Consolidated Statements of Cash Flows are presented on a consolidated basis with both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Edgewell unless otherwise noted. See Note 3 for additional information.

Note 2 - Summary of Significant Accounting Policies
Cash Equivalents
Cash equivalents are considered to be highly liquid investments with a maturity of three months or less when purchased. As of September 30, 2026, the Company had $375.6 in available cash and cash equivalents, a significant portion of which was outside of the U.S. The Company has extensive operations outside of the U.S., including a significant manufacturing footprint. The Company manages its worldwide cash requirements by reviewing available funds among the many subsidiaries through which it conducts its business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of the Company’s subsidiaries could have adverse tax consequences or be subject to regulatory capital requirements; however, those balances are generally available without legal restrictions to fund ordinary business operations.
Cash Flow Presentation
The Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles Net (loss) earnings to Net cash from operating activities. The reconciliation adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in Net (loss) earnings. The adjustments also remove cash flows arising from investing and financing activities, which are presented separately from operating activities. Cash flows from foreign currency transactions and operations are translated at an average exchange rate for the period. Cash flows from hedging activities are included in the same category as the items being hedged, which are primarily operating activities. Cash payments related to income taxes are classified as operating activities.
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
Goodwill
We have three reporting units which we assess for impairment defined as Wet Shave, Sun Care and Skin Care. We evaluate goodwill for impairment using either a qualitative or quantitative assessment.
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
Other definite-life intangible assets have a remaining weighted-average life of approximately seven years, are amortized on a straight-line basis over expected lives of 3 to 25 years. These intangible assets are assessed for impairment when impairment indicators are present.
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
Significant Judgments
The Company records sales at the time that control of goods pass to the customer. The terms of these sales vary but the following conditions are applicable to all sales: (i) the sales arrangement is evidenced by purchase orders submitted by customers; (ii) the selling price is fixed or determinable; (iii) title to the product has transferred; (iv) there is an obligation to pay at a specified date without any additional conditions or actions required by the Company; and (v) collectability is reasonably assured. Simultaneously with the sale, the Company reduces Net sales and Cost of products sold and reserves amounts on its Consolidated Balance Sheet for anticipated returns based upon an estimated return level in accordance with GAAP. The Company also allows for returns of other products under limited circumstances. Customers are required to pay for the Sun Care product purchased during the season under the required terms. Under certain circumstances, the Company allows customers to return sun care products that have not been sold by the end of the sun care season, which is normal practice in the sun care industry. The timing of returns of sun care products can vary in different regions based on climate and other factors. However, the majority of returns occur in the U.S. from September through January following the summer sun care season. The Company estimates the level of sun care returns as the sun care season progresses using a variety of inputs, including historical experience, consumption trends during the sun care season, obsolescence factors including expiration dates and inventory positions at key retailers. The Company monitors shipment activity and inventory levels at key retailers during the sun care season in an effort to more accurately estimate potential returns. This allows the Company to manage shipment activity to its customers, especially in the latter stages of the sun care season, to reduce the potential for returned product. The Company also allows for returns of other products under limited circumstances. Non-sun care returns are evaluated each period based on communications with customers and other issues known as of period end. The Company had a reserve for returns of $42.1 and $42.8 as of September 30, 2026 and 2025, respectively.
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
Contract Balances
The timing of revenue recognition is based on completion of performance obligations through the transfer of goods. Standard payment terms with customers require payment after goods have been delivered and risk of ownership has transferred to the customer. The Company has contract liabilities as a result of advanced payments received from certain customers before goods have been delivered and all performance obligations have been completed. Contract liabilities were $2.0 and $0.8 as of

September 30, 2026 and 2025, respectively, and were classified within Other current liabilities on our Consolidated Balance Sheets. Substantially all of the amount deferred will be recognized within a year, with the significant majority to be captured within a quarter following deferral.
Trade receivables are stated at their net realizable value. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in its trade receivables portfolio determined by historical experience, specific allowances for known troubled accounts, and other currently available information.
Advertising and Sales Promotion Costs
The Company advertises and promotes its products through national and regional media and expenses such activities as incurred. Advertising and sales promotion expense reported on the Consolidated Statements of Earnings and Comprehensive Income includes advertising costs of $138.8, $124.0 and $119.6 during fiscal 2026, 2025 and 2024, respectively.
Share-Based Payments
The Company grants restricted share equivalents (“RSE”), which generally vest over three to four years. The estimated fair value of each grant is estimated on the date of grant based on the current market price of the Company’s common stock. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified. The Company has elected to recognize forfeiture of awards as they occur. A portion of the RSE awards provide for the issuance of common stock to certain managerial staff and executive management if the Company achieves specified performance targets. For Performance Restricted Share Equivalents (“PRSE”), the Company records estimated expense for performance-based grants based on target achievement of performance metrics for the three-year period for each respective program, unless evidence exists that achievement above or below target for the applicable performance metric is more likely to occur. For PRSE awards granted during fiscal 2026, 2025 and 2024, awards will vest by comparing the Company’s total shareholder return (“TSR”) during a certain three-year period to the respective TSRs of companies in a selected performance peer group. The expense recorded for these awards was recorded on a straight-line basis based on the grant date fair value using a Monte Carlo simulation.
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
Estimated Fair Values of Financial Instruments
Certain financial instruments are required to be recorded at estimated fair value. Changes in assumptions or estimation methods could affect the fair value estimates; however, the Company does not believe any such changes would have a material impact on its financial condition, results of operations or cash flows. Other financial instruments including cash and cash equivalents and short-term borrowings, including notes payable, are recorded at cost, which approximates estimated fair value. The estimated fair values of long-term debt and financial instruments are disclosed in Note 19 of Notes to Consolidated Financial Statements.
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
Gains and losses resulting from foreign currency transactions are included in Net (loss) earnings. Foreign currency gains (losses) of $3.7, $(2.0) and $1.9 during fiscal 2026, 2025 and 2024, respectively, were included within Other expense (income), net in the Consolidated Statement of Earnings and Comprehensive Income. The Company uses foreign exchange (“FX”) instruments to reduce the risk of FX transactions as described below and in Note 19 of Notes to Consolidated Financial Statements.
Financial Instruments and Derivative Securities
The Company uses financial instruments, from time to time, in the management of foreign currency, interest rate, and other risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.
FX instruments, including forward currency contracts, are used primarily to reduce cash transaction exposures and, to a lesser extent, to manage other translation exposures. FX instruments are selected based on their risk reduction attributes, costs, and related market conditions. The Company has designated certain foreign currency contracts as cash flow hedges for accounting purposes as of September 30, 2026.
As of September 30, 2026, the Company had $38.8 of variable rate debt outstanding. In the past the Company has used interest rate swaps to hedge the risk of variable rate debt. As of September 30, 2026, the Company did not have any outstanding interest rate swap agreements.
For further discussion, see Note 13 and Note 19 of Notes to Consolidated Financial Statements.
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the capitalization criteria for internal-use software by eliminating references to project stages and clarifying the threshold applied to begin capitalizing costs. This guidance is effective for the Company during fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of this new guidance.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective during fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating this ASU to determine its impact on our consolidated financial statements and disclosures.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective during fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively and early adoption is permitted. The Company adopted this ASU as of the fourth quarter of fiscal year 2026. The adoption of this ASU did not have a material effect on the consolidated financial statements. Refer to Note 5 for additional information regarding income taxes.
Note 3 - Discontinued Operations
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
The following table presents the financial results of Feminine Care included in (Loss) earnings from discontinued operations, net of tax during fiscal 2026, 2025 and 2024:

	Fiscal Year
	2026	2025	2024
Net sales	$87.3	$261.5	$283.6
Cost of products sold	64.1	184.4	181.9
Gross profit	23.2	77.1	101.7

Selling, general and administrative expense	14.7	16.4	11.7
Advertising and sales promotion expense	3.5	18.7	20.6
Research and development expense	0.9	2.1	2.0
Restructuring charges	0.2	2.4	1.3
Impairment charges	37.4	51.1	—
Operating (loss) income	(33.5)	(13.6)	66.1
Loss on assets held for sale	2.2	—	—
(Loss) earnings from discontinued operations before income taxes	(35.7)	(13.6)	66.1
Income tax provision on discontinued operations	13.8	5.3	15.9
(Loss) earnings from discontinued operations, net of tax	$(49.5)	$(18.9)	$50.1
The following table reconciles the gross proceeds with the loss on assets held for sale included in (Loss) earnings from discontinued operations, net of tax:

Twelve Months Ended September 30, 2026
Gross proceeds (1)	$338.9
Less direct costs to sell	9.5
Less carrying amount	331.6
Loss on assets held for sale	$2.2
(1) Includes gross proceeds of $340.0, net of purchase price adjustment of $1.1.
In the second quarter of fiscal 2026, upon derecognizing the net assets of the disposal group because of the closing of the transaction, we finalized the calculation of the loss on assets held for sale reflective of a final purchase price adjustment, transaction costs and revised carrying amounts at the sale date.

The following table presents the carrying amounts of assets and liabilities that were classified as held for sale on the Consolidated Balance Sheet as of September 30, 2025:

September 30, 2025
Inventories	$50.9
Other current assets	8.7
Current assets held for sale	59.6

Property, plant and equipment, net	74.3
Goodwill	154.0
Other intangible assets, net	93.1
Other assets	0.4
Non-current assets held for sale	321.8
Total assets held for sale	381.4

Other current liabilities	5.2
Current liabilities held for sale	5.2
Total liabilities held for sale	$5.2

The following table presents significant cash flow items from discontinued operations:

	Fiscal Year
	2026	2025	2024
Capital expenditures	$1.2	$8.9	$7.2
Depreciation and amortization	$1.3	$15.6	$12.2
The goodwill impairment charge of $37.4 and loss on assets held for sale of $2.2 are the material non-cash amounts included in the Consolidated Statements of Cash Flows which are included in operating activities for fiscal 2026.
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
The costs related to services provided by Edgewell under the TSA are recorded in continuing operations within the Consolidated Statement of Earnings and Comprehensive Income. During fiscal 2026 approximately $21.5 of TSA income was recognized in Other (income) expense, net.

As of September 30, 2026, the gross amount for the TSA receivable and payable is $17.5 and $47.5, respectively, related to these services. These amounts are presented on a net basis given the legal right of offset and nature of cash settlement. The net payable position as of September 30, 2026 is $30.0 and is included in Other current liabilities on the Consolidated Balance Sheets.

Note 4 - Restructuring Charges
Operating Model Redesign
In fiscal 2026, the Company continues to take actions to strengthen its operating model, simplify the organization’s ways of working and improve manufacturing and supply chain efficiency and productivity. As a result of these actions, the Company expects to incur restructuring and related charges of approximately $8 in fiscal 2027.
The Company has incurred restructuring and related charges as follows:

	Fiscal Year
	2026	2025	2024
Severance and related costs	$1.3	$6.8	$10.2
Asset write-off and accelerated depreciation	3.6	1.7	0.6
Other exit costs (2)	5.2	8.2	8.3
Total restructuring and related charges (1) (2) (3)	$10.1	$16.7	$19.1
(1) Restructuring and related charges of $1.8, $1.7 and $0.1 are included within SG&A during fiscal 2026, 2025 and 2024, respectively.
(2) Includes contract related and personnel costs and certain other exit and disposal activities.
(3) Restructuring and related charges of $0.2, $2.4, and $1.3 have been included in discontinued operations during fiscal 2026, 2025, and 2024, respectively. See Note 3, “Discontinued Operations” for additional information.
Design for the Future
In the fourth quarter, the Company announced global transformation actions to deliver our new growth strategy and commercial ambitions. These actions include a focus on simplifying process, enabling technology, reducing duplication and complexity, creating capacity to invest in our brands and capabilities and strengthening speed, accountability and execution. As a result of these actions, the Company expects to incur restructuring and related charges of approximately $12 in fiscal 2027. The transformation initiative is expected to be completed by the fourth quarter of fiscal 2028 and total restructuring and related charges cannot be estimated at this time.
The Company has incurred restructuring and related charges as follows:

	Fiscal Year
	2026	2025	2024
Severance and related costs	$7.6	$—	$—
Asset write-off and accelerated depreciation	—	—	—
Other exit costs (2)	4.1	—	—
Total restructuring and related charges (1)	$11.7	$—	$—
(1) Restructuring and related charges of $0.1 and $4.1 are included within Cost of products sold and SG&A, respectively, during fiscal 2026.
(2) Includes contract related and personnel costs and certain other exit and disposal activities.

Consolidation of Mexico Facilities
In fiscal 2024, the Company announced certain operational and organizational steps designed to streamline the Company’s operations and supply chain by consolidating its current Mexico operations in Obregon and Mexico City into a single facility in Aguascalientes, Mexico. As a result of these actions, the Company is expecting to incur restructuring and related charges of approximately $14 in fiscal 2027 and the consolidation is expected to be completed in 2027.

	Fiscal Year
	2026	2025	2024
Severance and related benefit costs	$(0.9)	$0.3	$15.6
Asset write-off and accelerated depreciation	0.9	4.1	—
Other associated exit costs to close and consolidate facilities (3)	64.0	29.6	—
Total restructuring and related charges (1) (2)	$64.0	$34.0	$15.6
(1) Restructuring and related charges of $33.9, $3.5 and nil are included within Cost of products sold during fiscal 2026, 2025 and 2024, respectively.
(2) The Company does not include restructuring and related charges in the results of its reportable segments; however, these charges are related to the Wet Shave segment.
(3) Includes costs to remove and transport inventory; disassemble, transport and reassemble manufacturing equipment; and other idle facility, contract related and personnel costs.

Consolidation of Wet Shave Operations
In fiscal 2026, the Company announced a plan to further consolidate its Wet Shave operations. These actions further streamline the Company’s operations and supply chain. As a result of these actions, the Company is expecting to incur restructuring and related charges of approximately $21 in fiscal 2027 and the consolidation is expected to be completed in fiscal 2028.

	Fiscal Year
	2026	2025	2024
Severance and related benefit costs	$9.5	$—	$—
Asset write-off and accelerated depreciation	2.7	—	—
Other associated exit costs to close and consolidate facilities (3)	3.8	—	—
Total restructuring and related charges (1) (2)	$16.0	$—	$—
(1) Restructuring and related charges of $3.3 are included within Cost of products sold during fiscal 2026.
(2) The Company does not include restructuring and related charges in the results of its reportable segments; however, these charges are related to the Wet Shave segment.
(3) Includes costs to remove and transport inventory; disassemble, transport and reassemble manufacturing equipment; and other idle facility, contract related and personnel costs.

Restructuring Reserves

	Operating Model Design	Design for the Future	Consolidation of Mexico Facilities	Consolidation of Wet Shave	Total
Severance and related benefit costs
Balance as of September 30, 2024	$5.1	$—	$15.6	$—	$20.7
Charge to income	6.8	—	0.3	—	7.1
Cash payments	(7.9)	—	(2.0)	—	(9.9)
Non-cash utilization	(1.3)	—	(0.6)	—	(1.9)
Balance as of September 30, 2025	2.7	—	13.3	—	16.0
Charge to income	1.3	7.6	(0.9)	9.5	17.5
Cash payments	(3.8)	(0.8)	(9.9)	(2.2)	(16.7)
Non-cash utilization	—	—	—	—	—
Balance as of September 30, 2026	0.2	6.8	2.5	7.3	16.8

Asset write-off and accelerated depreciation
Balance as of September 30, 2024	—	—	—	—	—
Charge to income	1.7	—	4.1	—	5.8
Non-cash utilization	(1.7)	—	(4.1)	—	(5.8)
Balance as of September 30, 2025	—	—	—	—	—
Charge to income	3.6	—	0.9	2.7	7.2
Non-cash utilization	(3.6)	—	(0.9)	(2.7)	(7.2)
Balance as of September 30, 2026	—	—	—	—	—

Other associated exit costs to close and consolidate facilities
Balance as of September 30, 2024	0.7	—	—	—	0.7
Charge to income	8.2	—	29.6	—	37.8
Cash payments	(8.2)	—	(28.1)	—	(36.3)
Non-cash utilization	(0.7)	—	(0.8)	—	(1.5)
Balance as of September 30, 2025	—	—	0.7	—	0.7
Charge to income	5.2	4.1	64.0	3.8	77.1
Cash payments	(5.2)	—	(64.7)	(3.8)	(73.7)
Balance as of September 30, 2026	—	4.1	—	—	4.1

Total restructuring and related activities accrual	$0.2	$10.9	$2.5	$7.3	$20.9

Note 5 - Income Taxes
The (benefit)/provision for income taxes from continuing operations consisted of the following:

	Fiscal Year
	2026	2025	2024
Currently Payable:
United States - Federal	$(13.5)	$(12.4)	$(2.8)
State	0.1	(2.2)	(1.9)
Foreign	33.0	24.2	24.7
Total Current	$19.6	$9.6	$20.0
Deferred:
United States - Federal	$(16.8)	$(11.7)	$(8.2)
State	(6.5)	(1.0)	0.8
Foreign	5.1	(4.0)	(6.2)
Total Deferred	(18.2)	(16.7)	(13.6)
Income tax provision (benefit)	$1.4	$(7.1)	$6.4
The source of pre-tax earnings was:

	2026	2025	2024
United States	$(157.9)	$(101.4)	$(76.8)
Foreign	157.1	138.6	131.7
Pre-tax earnings	$(0.8)	$37.2	$54.9
A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate follows:

	2025		2024
Computed tax at federal statutory rate	$7.8	21.0%	$11.5	21.0%
State income taxes, net of federal benefit	(2.3)	(6.2)%	(1.3)	(2.4)%
Foreign tax less than the federal rate (1)	(6.3)	(16.9)%	(9.3)	(16.9)%
Adjustments to prior years' tax accruals	(8.6)	(23.1)%	(4.3)	(7.8)%
Other taxes including repatriation of foreign earnings	7.9	21.2%	7.5	13.7%
Compensation adjustments	3.8	10.2%	4.0	7.3%
Other, net	0.1	0.3%	1.7	3.1%
Uncertain tax positions	(6.7)	(18.0)%	(3.4)	(6.2)%
Goodwill impairment	—	—%	—	—%
Rerate of deferred tax balances	(2.8)	(7.5)%	—	—%
Total	$(7.1)	(19.1)%	$6.4	11.7%
(1) Includes the impact of foreign valuation allowances.

A reconciliation of income taxes with the amounts computed at the statutory federal income tax rate for fiscal 2026 is as follows:

	2026
(Loss) earnings from continuing operations, before income tax expense	$(0.8)
U.S. Federal Statutory Tax Rate	(0.2)	21.0%
United States
State and Local Income Taxes (1)	(3.3)	413.9%
Federal
Effect of Cross-Border Tax Laws
GILTI	8.3	(1036.8)%
Subpart F / PTI Activity	4.9	(614.2)%
Other	0.4	(47.5)%
Tax Credits
Foreign tax credits	(13.1)	1637.3%
Research and development credit	(0.9)	116.9%
Nontaxable or Nondeductible Items
Stock-based compensation	4.9	(614.5)%
Other	0.3	(35.4)%
Other Adjustments
RTP - Return-to-Provision (RTP) (2)	(3.9)	490.9%
Other	(0.2)	29.0%
Foreign Tax Effects
Canada
Effect of Rates Different than Statutory	(0.9)	117.6%
Hong Kong
Effect of Rates Different than Statutory	(3.4)	426.8%
Non-deductible expenses	5.6	(695.7)%
Non-taxable Income	(5.1)	643.3%
Other	0.3	(39.0)%
Japan
Effect of Rates Different than Statutory	1.2	(150.9)%
Malta
Effect of Rates Different than Statutory	1.0	(129.8)%
Foreign tax credits	(1.7)	213.8%
Non-taxable Income	(2.3)	293.4%
Other	0.1	(13.1)%
Mexico
Effect of Rates Different than Statutory	1.9	(243.6)%
Non-deductible expenses	3.6	(446.7)%
Hyperinflation adjustment	(1.3)	156.8%
Other	(0.4)	49.3%
Spain	1.1	(141.2)%
United Kingdom
RTP - Return-to-Provision (RTP) (3)	1.7	(212.7)%
Other	0.8	(103.4)%
Other Foreign Jurisdictions	2.2	(271.6)%
Changes in Unrecognized Tax Benefits	(0.1)	10.7%
Income Tax Expense (Benefit)	$1.4	(175.3)%
(1) State taxes for California, Florida, Illinois, New York, New Jersey, Texas, and Wisconsin made up the majority (greater than 50%) of the tax effect in this category.
(2) The majority (greater than 50%) of the United States return-to-provision is related to foreign tax credits.
(3) The United Kingdom return-to-provision item is related to a non-deductible expense from the impairment of shares.

The deferred tax assets and deferred tax liabilities recorded on the Consolidated Balance Sheet include current and noncurrent amounts and were as follows:

	2026	2025
Deferred tax liabilities
Depreciation and property differences	$(6.4)	$(14.2)
Amortizable assets	(182.7)	(220.0)
Lease right of use assets	(21.2)	(20.0)
Other tax liabilities	—	(0.2)
Gross deferred tax liabilities	(210.3)	(254.4)
Deferred tax assets:
Accrued liabilities	57.7	50.8
Deferred and share-based compensation	12.9	14.5
Tax carryforwards and tax credits	69.9	69.4
Postretirement benefits other than pensions	0.8	0.9
Pension Plans	4.8	12.9
Inventory differences	2.0	5.1
Lease Liabilities	21.0	19.8
Deferred revenue	0.1	1.0
Other tax assets	6.3	7.3
Gross deferred tax assets	175.5	181.7
Valuation allowance	(21.3)	(20.9)
Net deferred tax liabilities	$(56.1)	$(93.6)
There were no material tax loss carryforwards that expired in fiscal 2026. Future expirations of tax loss carryforwards and tax credits, if not utilized, are not expected to be material from 2027 through 2043. The remaining tax loss carryforwards and credits have no expiration. The valuation allowance is primarily attributable to tax loss carryforwards, other carryforwards, and certain deferred tax assets impacted by the deconsolidation of the Company’s Venezuelan subsidiary.
The Company generally repatriates a portion of current year earnings from select non-US subsidiaries only if the economic cost of the repatriation is not considered material. No provision is made for additional taxes on undistributed earnings of foreign affiliates that are intended and planned to be indefinitely invested in the affiliate. The Company intends to, and has plans to, reinvest these earnings indefinitely in its foreign subsidiaries to, amongst other things, fund local operations, fund pension and other post-retirement obligations, fund capital projects and support foreign growth initiatives including potential acquisitions. As of September 30, 2026, $906.5 of foreign subsidiary earnings were considered indefinitely invested in those businesses. If the Company repatriated any of the earnings it could be subject to withholding tax and the impact of foreign currency movements. Accordingly, it is not practical to calculate a specific potential tax exposure. Applicable income and withholding taxes will be provided on these earnings in the periods in which they are no longer considered reinvested.
Unrecognized tax benefits activity is summarized below:

	2026	2025	2024
Unrecognized tax benefits, beginning of year	$11.2	$16.6	$19.7
Additions based on current year tax positions and acquisitions	2.6	2.2	2.1
Settlements with taxing authorities and statute expirations	(2.7)	(7.6)	(5.2)
Unrecognized tax benefits, end of year	$11.1	$11.2	$16.6
Included in the unrecognized tax benefits noted above was $10.3 of uncertain tax positions that would affect the Company's effective tax rate, if recognized.

Unrecognized tax benefits are classified as Other Liabilities (non-current) in the Consolidated Balance Sheets to the extent that payments are not anticipated within one year.

The Company classifies accrued interest and penalties related to unrecognized tax benefits in the income tax provision. The accrued interest and penalties are not included in the table above. The Company accrued $2.4 of interest, (net of the deferred tax asset of $0.2) as of September 30, 2026, and $2.3 of interest, (net of the deferred tax asset of $0.3) as of September 30, 2025. Interest was computed on the difference between the tax position recognized in accordance with GAAP and the amount previously taken or expected to be taken in the Company’s tax returns.

The Company files income tax returns in the U.S. federal jurisdiction, various cities and states, and more than 30 foreign jurisdictions where the Company has operations. In general, U.S. federal income tax returns for tax years ended September 30, 2023 and after remain subject to examination by the Internal Revenue Service (the “IRS”). With few exceptions, the Company is no longer subject to state and local income tax examinations for years before September 30, 2016. The status of international income tax examinations varies by jurisdiction. At this time, the Company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

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

Income Taxes Paid
Income taxes paid, net of refunds for the year ended September 30, 2026 was as follows:

2026
Federal	$31.9
State	6.8
Foreign	19.7
Total	$58.4
For the year ended September 30, 2026, income taxes paid, net of refunds, exceeded 5% of total income taxes in the following jurisdictions:

2026
Hong Kong	$8.4
Mexico	$4.8

Note 6 - (Loss) Earnings per Share
Basic (loss) earnings per share is based on the weighted-average number of common stock outstanding during the period. Diluted (loss) earnings per share is based on the average number of shares used for the basic (loss) earnings per share calculation, adjusted for the dilutive effect of share options, restricted share equivalent (“RSE”), and performance restricted share equivalent (“PRSE”) awards.
The following is the reconciliation between the number of weighted-average shares used in the basic and diluted net (loss) earnings per share calculation:

	Fiscal Year
	2026	2025	2024
Basic weighted-average shares outstanding	46.3	47.5	49.7
Effect of dilutive securities:
Options, RSE and PRSE awards	—	0.1	0.4
Total dilutive securities	—	0.1	0.4
Diluted weighted-average shares outstanding	46.3	47.6	50.1
The following weighted-average common stock were excluded from the calculation of diluted net (loss) earnings per share because the effect of including these awards was antidilutive, other than due to the net loss position of the Company.

	Fiscal Year
	2026	2025	2024
Options, RSE and PRSE awards	1.2	1.6	1.3
Approximately 0.5 weighted-average common stock were excluded from the calculation of diluted net (loss) per share because their effect would have been anti-dilutive due to the net loss position of the Company for the year ended September 30, 2026.

Note 7 - Inventories
The following table summarizes our inventories as of September 30, 2026 and September 30, 2025:

	Fiscal Year
	2026	2025
Inventories
Raw materials and supplies	$75.9	$73.9
Work in process	81.1	94.5
Finished products	288.4	265.4
Total inventories (1)	$445.4	$433.8
(1) $50.9 of inventories of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 3, “Discontinued Operations” for additional information.

Note 8 - Property, Plant and Equipment
The following table summarizes our PP&E, net as of September 30, 2026 and 2025:

	Fiscal Year
	2026	2025
PP&E
Land	$16.5	$16.7
Buildings	113.4	114.8
Machinery and equipment	969.3	984.4
Capitalized software costs	69.0	68.2
Construction in progress	66.7	62.1
Total gross property, plant and equipment	1,234.9	1,246.2
Accumulated depreciation	(938.2)	(951.2)
Total property, plant and equipment, net (1)	$296.7	$295.0
(1) $74.3 of PP&E of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 3, “Discontinued Operations” for additional information.
The components of depreciation expense for PP&E and amortization expense for capitalized software costs were as follows:

	Fiscal Year
	2026	2025	2024
Depreciation expense	$47.9	$43.7	$45.9
Amortization expense associated with capitalized software	3.3	3.9	4.2
As of September 30, 2026, 2025 and 2024, the Company had $0.1, $1.0 and $5.8, respectively, included in accounts payable for the acquisition of PP&E, which is considered a non-cash investing activity in the Consolidated Statements of Cash Flows.

Note 9 - Goodwill and Intangible Assets
The following table sets forth goodwill by segment:

	Wet Shave	Sun and Skin Care	Total
Gross Balance as of October 1, 2024	$1,146.0	$357.4	$1,503.4
Accumulated goodwill impairment	(369.0)	(2.0)	(371.0)
Net Balance as of October 1, 2024	$777.0	$355.4	$1,132.4

Changes in the twelve months ended September 30, 2025
Cumulative translation adjustment	4.6	0.1	$4.7

Gross Balance as of October 1, 2025	$1,150.6	$357.5	$1,508.1
Accumulated goodwill impairment	(369.0)	(2.0)	(371.0)
Net balance at October 1, 2025(1)	$781.6	$355.5	$1,137.1

Changes in the twelve months ended September 30, 2026
Cumulative translation adjustment	(3.7)	(0.3)	(4.0)

Gross Balance as of September 30, 2026	$1,146.9	$357.2	$1,504.1
Accumulated goodwill impairment	(369.0)	(2.0)	(371.0)
Net Balance as of September 30, 2026	$777.9	$355.2	$1,133.1
(1) $154.0 of goodwill of the Feminine Care segment has been classified as assets held for sale as of September 30, 2025. See Note 3, “Discontinued Operations” for additional information.

The Company performed its annual goodwill impairment analysis as of July 1, 2026. The Company performed a quantitative assessment of goodwill impairment for its Wet Shave and Skin Care reporting units and a qualitative assessment for the Sun Care reporting unit. The annual impairment test was performed using the Company’s long-term strategic plan. Based on the results of our quantitative assessment, we determined that the fair value of the Wet Shave and Skin Care reporting units was greater than the respective carrying amounts and there was no impairment of goodwill for these reporting units. The fair values for the Wet Shave and Skin Care reporting units exceeded their carrying values by 13% and 19%, respectively.

As part of the Company’s monitoring of significant events or changes in circumstances related to its reporting units since the annual impairment testing date, the Company did not identify any triggering events that would indicate the existence of an impairment. See Note 3 for additional information on the Feminine Care reporting unit.

Total intangible assets were as follows:

	September 30, 2026			September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Indefinite lived
Trade names and brands	$568.1	$—	$568.1	$571.4	$—	$571.4

Amortizable
Trade names and brands	$236.9	$(87.6)	$149.3	$237.1	$(77.4)	$159.7
Technology and patents	76.9	(75.7)	1.2	80.2	(78.4)	1.8
Customer related and other	266.0	(185.1)	80.9	266.5	(171.2)	95.3
Amortizable intangible assets	$579.8	$(348.4)	$231.4	$583.8	$(327.0)	$256.8
Total intangible assets(1)	$1,147.9	$(348.4)	$799.5	$1,155.2	$(327.0)	$828.2
(1) $93.1 of intangible assets of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 3, “Discontinued Operations” for additional information.
The Company’s annual indefinite-lived intangible assets impairment analysis was conducted on July 1, 2026. The Company performed a quantitative assessment of the Banana Boat trade name. We performed a qualitative test of impairment for the Schick, Bulldog, Wet Ones and Hawaiian Tropic indefinite-lived intangible assets. Based on the results of the quantitative and qualitative assessments, we determined there were no impairments of the carrying values of the indefinite-lived intangible assets. The fair value for Banana Boat trade name exceeded its carrying value by 2.4%.
As part of the Company’s monitoring of significant events or changes in circumstances related to its indefinite-lived intangible assets since the annual impairment testing date, the Company did not identify any triggering events that would indicate the existence of an impairment of the indefinite-lived intangible assets as of September 30, 2026.
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

Amortization expense for definite lived intangible assets was $25.3, $25.6 and $25.7 during fiscal 2026, 2025 and 2024, respectively.

Estimated amortization expense
Fiscal 2027	$25.1
Fiscal 2028	$25.0
Fiscal 2029	$25.0
Fiscal 2030	$24.9
Fiscal 2031	$18.0
Thereafter	$113.4

Note 10 - Leases
A summary of the Company's lease information is as follows:

		September 30, 2026	September 30, 2025
Assets	Classification
Right of use assets	Other assets	$76.8	$72.9

Liabilities
Current lease liabilities	Other current liabilities	$13.2	$15.0
Long-term lease liabilities	Other liabilities	63.3	57.1
Total lease liabilities		$76.5	$72.1

Other information
Weighted-average remaining lease term (years)		8.8	8.1
Weighted-average incremental borrowing rate		8.9%	9.1%
(1) $$0.3 of right of use assets and lease liabilities of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 3, “Discontinued Operations” for additional information.

	Fiscal Year
	2026	2025	2024
Statement of Earnings
Lease cost (1)(2)	$21.8	$22.8	$17.3

Other information
Leased assets obtained in exchange for new lease liabilities	$20.4	$2.2	$32.1
Cash paid for amounts included in the measurement of lease liabilities(2)	$20.8	$21.8	$16.8
(1)Lease expense is included in Cost of products sold or SG&A expense based on the nature of the lease. Short-term lease expense and variable lease expense are excluded from this amount and are not material.
(2)$0.4, $1.1 and $0.7 of lease cost and cash paid for amounts included in the measurement of lease liability related to the Feminine Care business have been classified as (Loss) earnings from discontinued operations, net of tax for fiscal years ended 2026, 2025 and 2024. See Note 3, “Discontinued Operations” for additional information.
The Company's future lease payments including reasonably assured renewal options under lease agreements are as follows:

Operating Leases
Fiscal 2027	$19.0
2028	17.0
2029	11.4
2030	9.3
2031	8.1
2032 and thereafter	49.5
Total future minimum lease commitments	114.3
Less: Imputed Interest	(37.8)
Present value of lease liabilities	$76.5

Note 11 - Accounts Receivable Facility
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
On August 5, 2022, we entered into that certain Master Receivable Assignment Agreement between the Company’s wholly owned subsidiary Schick Japan K.K. and Concerto Receivables Corporation (the “Purchaser”), Tokyo Branch, a subsidiary of MUFG Bank, LTD. (the "Japan Agreement"). The Japan Agreement allows us to assign third party accounts receivable to the Purchaser and allows for the sale of up to ¥3,000 (approximately $20.0 using the exchange rate as of September 30, 2023) with limits set between individual customers. The terms of the agreement expire one year after the date of execution and will be renewed annually unless either party notifies of its intent not to renew. The assigned receivables will be discounted using the funding rate from the Tokyo Interbank Market plus 1.1%.
Accounts receivable sold under the Accounts Receivable Facility for the years ended September 30, 2026 and 2025 were $1,183.4 and $1,177.5, respectively. The trade receivables sold that remained outstanding under the Accounts Receivable Facility as of September 30, 2026 and 2025 were $64.4 and $94.7, respectively. The net proceeds received were included in both Cash provided by operating activities and Cash provided by investing activities on the Consolidated Statements of Cash Flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of receivables in Other (income) expense, net in the Consolidated Statement of Earnings and Comprehensive Income. For the years ended September 30, 2026 and 2025, the loss on sale of trade receivables was $4.2 and $5.6, respectively.
Note 12 - Supplemental Balance Sheet
The following table summarizes our current assets and current and non-current liabilities as of September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Other Current Assets
Prepaid expenses	$71.1	$69.8
Value added tax collectible	47.4	43.7
Income taxes receivable	26.2	13.3
Other	21.7	11.8
Total other current assets (1)	$166.4	$138.6
Other Current Liabilities
Accrued advertising, sales promotion and allowances	$30.1	$23.6
Accrued trade allowances	26.1	27.6
Accrued salaries, vacations and incentive compensation	60.2	52.9
Income taxes payable	34.3	20.3
Returns reserve	42.1	42.8
Restructuring reserve	14.2	16.7
Accrued interest	24.7	24.7
Other	135.8	102.5
Total other current liabilities (1)	$367.5	$311.1
Other Liabilities
Pensions and other retirement benefits	$18.7	$32.7
Other non-current liabilities	117.1	102.9
Total other liabilities	$135.8	$135.6
(1) $8.7 of Other current assets and $5.2 of Other current liabilities of the Feminine Care business have been classified as assets held for sale as of September 30, 2025. See Note 3, “Discontinued Operations” for additional information.

Note 13 - Debt
The detail of long-term debt was as follows:

	September 30, 2026	September 30, 2025
Senior notes, fixed interest rate of 5.5%, due 2028 (1)	$750.0	$750.0
Senior notes, fixed interest rate of 4.1%, due 2029 (1)	500.0	500.0
Revolving credit facility	—	140.0
Total long-term debt, including current maturities	1,250.0	1,390.0
Less unamortized debt issuance costs and discount (1)	(4.5)	(6.7)
Total long-term debt	$1,245.5	$1,383.3
(1)As of September 30, 2026, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $2.5 and $2.0, respectively. As of September 30, 2025, the balance for the Senior Notes due 2028 and the Senior Notes due 2029 are reflected net of debt issuance costs of $3.9 and $2.8, respectively.
As of September 30, 2026 and 2025, the Company also had outstanding short-term notes payable with financial institutions with original maturities of less than 90 days of $38.8 and $29.5, respectively, with variable weighted-average interest rates of 3.4% and 3.7%, respectively. These notes were primarily outstanding international borrowings.
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
Pursuant to the Restatement Agreement, $425.0 of revolving facility commitments under the Credit Agreement (the “Existing Revolving Facility Commitments”) were replaced with an equal amount of new revolving facility commitments (the “Replacement Revolving Facility Commitments”, collectively, with the Existing Revolving Facility Commitments, the “Revolving Credit Facility”) having substantially similar terms as the Existing Revolving Facility Commitments, except that the maturity date of the Replacement Revolving Facility Commitments will be the earlier of (i) April 2, 2029, and (ii) (a) March 2, 2028, if the aggregate outstanding amount of the Company’s 5.500% Senior Notes due 2028 is greater than $150.0 as of such date and (b) December 29, 2028, if the aggregate outstanding amount of the Company’s 4.125% Senior Notes due 2029 is greater than $150.0 as of such date, in each case, subject to certain exceptions.
Debt Covenants
The U.S. revolving credit facility discussed above (“Revolving Credit Facility”) governing our outstanding debt as of September 30, 2026 contains certain customary representations and warranties, financial covenants, covenants restricting the Company’s ability to take certain actions, affirmative covenants and provisions relating to events of default. Under the terms of the Revolving Credit Facility, the ratio of the Company’s indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement and detailed below, cannot be greater than 4.0 to 1.0, however, there is an exception for acquisition activity. In addition, under the Revolving Credit Facility, the ratio of the Company’s EBITDA, as defined in the credit agreement, to total interest expense must exceed 3.0 to 1.0. Under the Revolving Credit Facility, EBITDA is defined as net earnings, as adjusted to add-back interest expense, income taxes, depreciation and amortization, all of which are determined in accordance with GAAP. In addition, the credit agreement allows certain non-cash charges such as stock award amortization and asset write-offs including, but not limited to, impairment and accelerated depreciation, and operating expense reductions or synergies to be “added-back” in determining EBITDA for purposes of the indebtedness ratio. Total debt and interest expense are calculated in accordance with GAAP. If the Company fails to comply with these covenants or with other requirements of the Revolving Credit Facility, the lenders may have the right to accelerate the maturity of the debt. Acceleration under the Revolving Credit Facility would trigger cross-defaults on its other borrowings.
As of September 30, 2026, the Company was in compliance with the provisions and covenants associated with the Revolving Credit Facility.
Debt Maturities
As of September 30, 2026, we had no outstanding borrowings under the U.S. Revolving Credit Facility, which matures in 2029. As of September 30, 2026, future minimum repayments of fixed debt are: $750.0 in fiscal 2028 and $500.0 in fiscal 2029.

Note 14 - Supply Chain Financing Programs
The Company has agreements with its suppliers in the ordinary course of business for such supply chain finance ("SCF”) programs which facilitate participating suppliers’ ability to finance payment obligations of the Company with designated third-party financial institutions. The Company is not a party to the arrangements between the suppliers and the third-party financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance amounts under these arrangements. The payment terms under the programs range from 60 to 120 days. The obligations are presented as Accounts payable on the Consolidated Balance Sheets.
The summary of the Company’s outstanding obligations confirmed as valid under the total SCF program is as follows.

	Fiscal 2026	Fiscal 2025
Confirmed obligations outstanding as of the beginning of the year(1)	$13.8	$15.5
Invoices confirmed	78.9	79.0
Invoices Paid	(81.0)	(80.7)
Confirmed obligations outstanding as of the end of the year	$11.7	$13.8
(1) Outstanding obligations under the supply chain financing program related to the Feminine Care business have been excluded from the table above.

Note 15 - Retirement Plans
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
The Company funds its pension plans in compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”) or local funding requirements.
The following tables present the benefit obligation, plan assets, and funded status of the plans:

	Fiscal Year
	Pension		Postretirement
	2026	2025	2026	2025
Change in projected benefit obligation
Benefit obligation at beginning of year	$423.0	$448.4	$4.7	$4.9
Service cost	2.1	2.5	—	—
Interest cost	17.7	18.0	0.2	0.2
Actuarial (loss) gain	(35.9)	(25.2)	(0.4)	(0.1)
Benefits paid, net	(30.7)	(26.6)	(0.2)	(0.2)
Foreign currency exchange rate changes	(3.7)	5.9	(0.1)	(0.1)
Projected benefit obligation at end of year	372.5	423.0	4.2	4.7
Change in plan assets
Estimated fair value of plan assets at beginning of year	417.8	412.3	—	—
Actual return on plan assets	7.0	17.6	—	—
Company contributions	5.5	7.4	0.2	0.2
Benefits paid	(30.7)	(26.6)	(0.2)	(0.2)
Foreign currency exchange rate changes	(4.9)	7.1	—	—
Estimated fair value of plan assets at end of year	394.7	417.8	—	—
Funded status at end of year	$22.2	$(5.2)	$(4.2)	$(4.7)

The following table presents the amounts recognized in the Consolidated Balance Sheets and Consolidated Statements of Changes in Shareholders’ Equity:

	As of September 30,
	Pension		Postretirement
	2026	2025	2026	2025
Amounts recognized in the Consolidated Balance Sheets
Noncurrent assets	$36.9	$23.3	$—	$—
Current liabilities	(0.9)	(0.9)	(0.2)	(0.3)
Noncurrent liabilities	(13.8)	(27.6)	(4.0)	(4.4)
Net amount recognized	$22.2	$(5.2)	$(4.2)	$(4.7)
Amounts recognized in Accumulated other comprehensive loss
Net loss (gain)	$71.5	$93.0	$(5.8)	$(5.7)
Net amount recognized, pre-tax	$71.5	$93.0	$(5.8)	$(5.7)

Pre-tax changes recognized in Other comprehensive income during fiscal 2026 were as follows:

	Pension	Postretirement
Changes in plan assets and benefit obligations recognized in Other comprehensive income
Net (gain) loss arising during the year	$(19.4)	$(0.4)
Effect of exchange rates	0.8	0.1
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net (loss) gain	(3.0)	0.3
Total recognized in Other comprehensive income	$(21.6)	$—
Pension contributions required in fiscal 2027 and beyond represent future pension payments to comply with local funding requirements in the U.S. only. The projected contributions for the U.S. pension plans total $2.2 in fiscal 2027, $3.7 in fiscal 2028, $3.7 in fiscal 2029, $3.8 in fiscal 2030, and $3.3 in fiscal 2031. Estimated contributions beyond fiscal 2031 are not determinable. The Company may also elect to make discretionary contributions.
The Company’s expected future benefit payments are as follows:

	Pension	Postretirement
Fiscal 2027	$33.3	$0.2
Fiscal 2028	33.1	0.2
Fiscal 2029	32.6	0.3
Fiscal 2030	31.7	0.3
Fiscal 2031	31.4	0.3
Fiscal 2032 to 2036	142.8	1.4

The accumulated benefit obligation for defined benefit pension plans was $366.5 and $415.1 as of September 30, 2026 and 2025, respectively. The following table shows pension plans with an accumulated benefit obligation in excess of plan assets:

	As of September 30,
	2026	2025
Projected benefit obligation	$271.9	$241.5
Accumulated benefit obligation	271.9	241.5
Estimated fair value of plan assets	257.1	213.1
Pension plan assets in the U.S. plan represent 65% of assets in all of the Company’s defined benefit pension plans. Investment policy for the U.S. plan includes a mandate to diversify assets and invest in a variety of asset classes to achieve that goal. The U.S. plan’s assets are currently invested in several funds representing most standard equity and debt security classes. The broad target allocations are: (a) equities, including U.S. and foreign: 32% and (b) debt securities, including U.S. bonds: 68%. Actual allocations as of September 30, 2026 approximated these targets. The U.S. plan held no shares of Company common stock as of September 30, 2026. Investment objectives are similar for non-U.S. pension arrangements, subject to local regulations.

The following table presents pension and post-retirement expense:

	Fiscal Year
	Pension			Postretirement
	2026	2025	2024	2026	2025	2024
Service cost	$2.1	$2.5	$1.9	$—	$—	$—
Interest cost	17.7	18.0	21.1	0.2	0.2	0.2
Expected return on plan assets	(23.5)	(21.7)	(19.5)	—	—	—
Recognized net actuarial loss (gain)	3.0	2.6	1.8	(0.3)	(0.2)	(0.3)
Net periodic benefit cost (credit)	(0.7)	1.4	5.3	(0.1)	—	(0.1)
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
The following table presents assumptions, which reflect weighted-averages for the component plans, used in determining the above information:

	Fiscal Year
	Pension			Postretirement
	2026	2025	2024	2026	2025	2024
Plan obligations:
Discount rate	5.9%	4.9%	4.5%	5.5%	4.8%	4.7%
Compensation increase rate	2.5%	2.5%	2.5%	4.0%	4.0%	4.0%
Net periodic benefit cost:
Discount rate	4.9%	4.5%	5.5%	4.8%	4.7%	5.6%
Expected long-term rate of return on plan assets	5.7%	5.1%	4.8%	N/A	N/A	N/A
Compensation increase rate	2.5%	2.5%	2.5%	4.0%	4.0%	4.0%
Cash balance interest credit rate	5.2%	4.8%	4.1%	N/A	N/A	N/A

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations described above.

The following table sets forth the estimated fair value of the Company’s pension assets segregated by level within the estimated fair value hierarchy. Refer to Note 19 of Notes to Consolidated Financial Statements for further discussion on the estimated fair value hierarchy and estimated fair value principles.

	September 30, 2026
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$23.0	$—	$23.0
International equity	48.5	—	48.5
Debt
Corporate	89.0	—	89.0
Cash and cash equivalents	3.2	—	3.2
Total, excluding investments valued at NAV	$163.7	$—	$163.7
Investments valued at NAV			231.0
Total	$163.7	$—	$394.7

	September 30, 2025
Pension assets at estimated fair value	Level 1	Level 2	Total
Equity
U.S. equity	$28.5	$—	$28.5
International equity	49.5	—	49.5
Debt
Corporate	90.1	—	90.1
Cash and cash equivalents	5.7	—	5.7
Total, excluding investments valued at NAV	$173.8	$—	$173.8
Investments valued at NAV			244.0
Total	$173.8	$—	$417.8

The following table sets forth the estimated fair value of the Company’s pension assets valued at NAV:

	As of September 30,
	2026	2025
Pension assets valued at NAV estimated at fair value
Equity
U.S. equity	$17.7	$36.7
International equity	14.7	20.4
Debt
U.S. government	67.6	67.7
Corporate	131.0	119.2
Total investments valued at NAV	$231.0	$244.0
There were no Level 3 pension assets as of September 30, 2026 and 2025.
The Company had no post-retirement plan assets as of September 30, 2026 and 2025.
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
Defined Contribution Plan
The Company sponsors a defined contribution plan, which extends participation eligibility to the vast majority of U.S. employees. The Company matches 100% of participants’ before-tax or Roth contributions up to 6% of eligible compensation. Amounts charged to expense during fiscal 2026, 2025 and 2024 were $9.4, $10.6, and $11.3, respectively, and are reflected in SG&A and Cost of products sold in the Consolidated Statement of Earnings and Comprehensive Income.

Note 16 - Share-Based Payments
As of September 30, 2026, the Company had two share-based compensation plans: the Third Amended and Restated 2018 Stock Incentive Plan (the “Third A&R 2018 Plan”) and the Second Amended and Restated 2009 Incentive Stock Plan (the “2009 Plan”). New awards granted after February 5, 2026 are issued under the Third A&R Plan. The Third A&R 2018 Plan provides for the award of restricted share equivalents (“RSEs”), including performance restricted share equivalents (“PRSEs”), share options, share appreciation rights, restricted shares and other share-based awards covering the Company’s common stock to the Company’s directors, officers and employees, and other individuals performing services for the Company and its affiliates. As of September 30, 2026, the maximum number of shares of Common Stock available for issuance under the Third A&R 2018 Plan was 6.5, which includes the number of shares authorized for issuance under the Third A&R 2018 Plan, shares of common stock not issued or subject to outstanding grants as of February 5, 2026, and any shares of common stock that expired, were forfeited, or canceled after February 5, 2026. There were 2.9 shares available for future awards as of September 30, 2026.
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
The Company uses the straight-line method of recognizing compensation cost. Total compensation costs charged against earnings before income taxes for the Company’s share-based compensation arrangements were $19.0, $24.5 and $26.5 during fiscal 2026, 2025 and 2024, respectively, of which, $19.0, $24.2, and $26.2 were recorded in SG&A and nil, $0.3, and $0.3 were recorded in discontinued operations. The total income tax benefit recognized for share-based compensation arrangements was $4.6, $5.8 and $6.3, during fiscal 2026, 2025 and 2024, respectively. RSEs, PRSEs and shares issued for share option exercises under the Company’s share-based compensation programs are generally issued from treasury shares.

Share Options
The following table summarizes Share Option activity during fiscal 2026:

	Shares	Weighted-Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 1, 2025	1.0	$39.78
Canceled and Expired	(0.3)	41.99
Outstanding as of September 30, 2026	0.7	$38.79	4.08	$—

Vested and unvested expected to vest as of September 30, 2026	0.7	$38.79	4.08	$—
Exercisable as of September 30, 2026	0.7	$39.00
An immaterial number of share options were exercised in fiscal 2026, 2025 and 2024.
The Company estimates the grant-date fair value of share option awards using the Black-Scholes option pricing model. The expected volatility is determined based on historical volatility. The Company utilizes the simplified method in estimating the share option life as the Company does not have sufficient historical share option experience to estimate the share option life. During fiscal 2026 and 2025, the Company did not grant any non-qualified share option awards.
As of September 30, 2026, there was an estimated $0.1 of total unrecognized compensation costs related to share option awards, which will be recognized in fiscal 2027.

Restricted Share Equivalents
The following table summarizes RSE award activity during fiscal 2026:

	Shares	Weighted Average Grant Date Estimated Fair Value
Non-vested as of October 1, 2025	1.0	$38.18
Granted	0.9	18.28
Vested	(0.3)	38.24
Canceled	(0.2)	28.84
Non-vested as of September 30, 2026	1.4	26.63
The estimated fair value of the award is determined using the closing share price of the Company’s common stock on the date of grant.
As of September 30, 2026, there was an estimated $19.4 of total unrecognized compensation costs related to RSEs, which will be recognized over a weighted-average period of 2.2 years. The weighted-average estimated fair value per RSE granted in fiscal 2026, 2025 and 2024 was $18.28, $35.56, and $34.54, respectively.
Performance Restricted Share Equivalents
The following table summarizes PRSE award activity during fiscal 2026:

	Shares	Weighted Average Grant Date Estimated Fair Value
Non-vested as of October 1, 2025	0.6	$49.43
Granted	0.5	23.19
Vested	(0.1)	57.50
Canceled	(0.2)	45.95
Non-vested as of September 30, 2026	0.8	33.30
As of September 30, 2026, there was an estimated $10.9 of total unrecognized compensation costs related to PRSEs, which will be recognized over a weighted-average period of 1.5 years. The weighted-average estimated fair value per PRSE granted in fiscal 2026, 2025 and 2024 was $23.19, $46.84, and $45.96, respectively.
PRSE awards will vest by comparing the Company’s TSR during a certain three-year period to the respective TSRs of companies in a selected performance peer group. Based upon the Company’s ranking in its performance peer group, a recipient of the PRSE award may earn a total award ranging from 0% to 200% of the target award. The fair value of each PRSE was estimated on the grant date using a Monte Carlo simulation. The assumptions for conducting the Monte Carlo simulation for PRSE awards are summarized in the following table.

	Fiscal
	2026	2025	2024
Expected term (in years)	3.0	3.0	3.0
Expected stock price volatility	30.5%	29.5%	31.8%
Risk-free interest rate	3.61%	4.19%	4.83%
Fair value (per award granted)	$23.19	$47.12	$45.96

Note 17 - Shareholders’ Equity
As of September 30, 2026, there were 300.0 shares of the Company’s common stock authorized, of which 2.9 shares are available for future awards under the Third A&R 2018 Plan and 2009 Plan. The Company’s Amended and Restated Articles of Incorporation authorize it to issue up to 10.0 shares of $0.01 par value preferred stock. As of September 30, 2026, there were no shares of preferred stock issued or outstanding.
Share Repurchases
On November 13, 2025, the Board approved an authorization to repurchase for up to $100.0, superseding the previous share repurchase authorization from January 2018, when the Board approved an authorization to repurchase up to 10.0 shares of the Company's common stock. Any future share repurchases would be made in the open market, privately negotiated transactions or otherwise, in such amounts and at such times as the Company deems appropriate based upon prevailing market conditions, business needs and other factors. The Company repurchased 0.7 of common shares for $15.1 during the year ended September 30, 2026 and has $85.0 available for repurchase in the future under the Board’s authorization.
Since September 30, 2026, the Company repurchased no shares of common stock under the share repurchase Board authorization from November 2025.
Dividends
Dividend activity in the year ended September 30, 2026 is as follows:

Date Declared	Record Date	Payable Date	Amount Per Share
November 13, 2025	December 4, 2025	January 8, 2026	$0.15
February 5, 2026	March 6, 2026	April 8, 2026	$0.15
May 6, 2026	June 10, 2026	July 9, 2026	$0.15
August 5, 2026	September 9, 2026	October 8, 2026	$0.15
On November 12, 2026, the Board declared a quarterly cash dividend of $0.15 per share of common stock for the fourth fiscal quarter of 2026. The dividend will be paid on January 7, 2027 to shareholders of record as of the close of business on December 3, 2026.
Dividends declared during fiscal 2026 totaled $29.2. Payments made for dividends during fiscal 2026 totaled $28.4.

Note 18 - Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss (“AOCI”), net of tax, by component:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Activity	Hedging Activity	Total
Balance as of October 1, 2024	$(68.3)	$(84.8)	$(1.7)	$(154.8)
OCI before reclassifications (1)	27.0	19.0	2.9	48.9
Reclassifications to earnings	—	(1.8)	(2.1)	(3.9)
Balance as of September 30, 2025	$(41.3)	$(67.6)	$(0.9)	$(109.8)
OCI before reclassifications (1)	(18.9)	17.9	3.8	2.8
Reclassifications to earnings	—	(2.4)	(1.4)	(3.8)
Balance as of September 30, 2026	$(60.2)	$(52.1)	$1.5	$(110.8)
(1)OCI is defined as other comprehensive income.

The following table presents the reclassifications out of AOCI:

	Fiscal Year
Details of AOCI Components	2026	2025	Affected Line Item in the Consolidated Statement of Earnings
Gain on cash flow hedges
Foreign exchange contracts	$2.1	$3.0	Other (income) expense, net
Income tax (benefit) expense	0.7	0.9	Income tax provision (benefit) on continuing operations
	1.4	2.1
Amortization of defined benefit pension and postretirement items
Actuarial losses (1)	2.7	2.4	Other (income) expense, net
Income tax (benefit)	0.3	0.6	Income tax (benefit) provision on continuing operations
	2.4	1.8
Total reclassifications for the period	$3.8	$3.9
(1)These AOCI components are included in the computation of net periodic benefit cost. See Note 15 of Notes to Consolidated Financial Statements.

Note 19 - Financial Instruments and Risk Management
In the ordinary course of business, the Company may enter into contractual arrangements (also referred to as derivatives) to reduce its exposure to foreign currency. The Company has master netting agreements with certain of its counterparties as set forth in detail below that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default. The Company manages counterparty risk through the utilization of investment grade commercial banks, diversification of counterparties, and its counterparty netting arrangements. The section below outlines the types of derivatives in place as of September 30, 2026 and 2025, respectively, as well as the Company’s objectives and strategies for holding derivative instruments.

Foreign Currency Risk
A significant share of the Company’s sales is tied to currencies other than the U.S. dollar, the Company’s reporting currency.  As such, a weakening of currencies relative to the U.S. dollar can have an unfavorable impact on reported earnings. Conversely, strengthening of currencies relative to the U.S. dollar can improve reported results. The primary currencies to which the Company is exposed include the euro, the Japanese yen, the Mexican peso, the British pound, the Canadian dollar, and the Australian dollar.
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

Interest Rate Risk
The Company has interest rate risk with respect to interest expense on variable rate debt. The Company’s variable rate exposure consists primarily of international short-term borrowings totaling $38.8 as of September 30, 2026. The Company had no outstanding borrowings under the U.S. Revolving Credit Facility as of September 30, 2026.

Other Risks
Customer Concentration. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. The Company generally does not require collateral from customers. The Company’s largest customer, Walmart Inc. and its affiliates (collectively, “Walmart”), accounted for approximately 18.8% of consolidated net sales in fiscal 2026. No other customer accounted for more than 10% of the Company’s consolidated net sales. Purchases by Walmart included products from both of the Company’s segments. Additionally, in fiscal 2026, Target Corporation represented approximately 9.8% of consolidated net sales for the Sun and Skin Care segment.
Product Concentration. Within the Wet Shave segment, the Company’s razor and blades represented 55.3%, 56.3% and 56.4% of consolidated net sales during fiscal 2026, 2025 and 2024, respectively, and within the Sun and Skin Care segment, sun care products represented 23.2%, 23.4%, and 24.5% of consolidated net sales during 2026, 2025 and 2024, respectively.

Cash Flow Hedges
As of September 30, 2026, the Company maintains a cash flow hedging program related to foreign currency risk. These derivative instruments have a high correlation to the underlying exposure being hedged and have been deemed highly effective by the Company for accounting purposes in offsetting the associated risk.
The Company entered into a series of forward currency contracts to hedge cash flow uncertainty associated with currency fluctuations. These transactions are accounted for as cash flow hedges. The Company had unrealized pre-tax gains (losses) of $2.2 and $(1.4) as of September 30, 2026 and 2025, respectively, on these forward currency contracts, which are accounted for as cash flow hedges and included in AOCI in the Consolidated Balance Sheets. Assuming foreign exchange rates versus the U.S. dollar remain as of September 30, 2026 levels over the next 12 months, the majority of the pre-tax gain (loss) included in AOCI as of September 30, 2026 is expected to be included in Other (income) expense, net in the Consolidated Statement of Earnings and Comprehensive Income. Contract maturities for these hedges extend into fiscal year 2027. As of September 30, 2026, there were 64 open foreign currency contracts with a total notional value of $126.9.

Derivatives not Designated as Hedges
The Company has entered into foreign currency derivative contracts, which are not designated as cash flow hedges for accounting purposes to hedge balance sheet exposures and, thus, are not subject to significant market risk. The change in estimated fair value of the foreign currency contracts resulted in gains of $0.8, $0.6, and $0.4 during fiscal 2026, 2025 and 2024, respectively, which were recorded in Other (income) expense, net in the Consolidated Statements of Earnings and Comprehensive Income. As of September 30, 2026, there was one open foreign currency derivative contract not designated as a cash flow hedge with a total notional value of $9.0.
The following table provides estimated fair values of derivative instruments:

	Fair Value of Asset (Liability) (1)
Balance Sheet	September 30, 2026	September 30, 2025
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts	$2.2	$(1.4)
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts	$0.1	$0.1
(1)Derivative assets are presented in Other current assets or Other assets. Derivative liabilities are presented in Other current liabilities or Other liabilities.

The following table provides the pre-tax amounts of gains and losses on derivative instruments:

	Fiscal Year
	2026	2025	2024
Derivatives designated as cash flow hedging relationships:
Foreign currency contracts
Gain (loss) recognized in OCI (1)	$5.6	$4.0	$(0.8)
Gain reclassified from AOCI into income (effective portion) (1) (2)	2.1	3.0	5.9
Derivatives not designated as cash flow hedging relationships:
Foreign currency contracts
Gain recognized in income (2)	$0.8	$0.6	$0.4
(1)Each of these derivative instruments had a high correlation to the underlying exposure being hedged for the periods indicated and have been deemed highly effective by the Company in offsetting associated risk.
(2)Gain (loss) was recorded in Other (income) expense, net in the Consolidated Statements of Earnings and Comprehensive Income.

The following table provides financial assets and liabilities for balance sheet offsetting:

	September 30, 2026		September 30, 2025
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Foreign currency contracts
Gross amounts of recognized assets (liabilities)	$2.6	$(0.3)	$0.7	$(2.4)
Gross amounts offset in the balance sheet	(0.2)	0.1	—	0.3
Net amounts of assets (liabilities) presented in the balance sheet	$2.4	$(0.2)	$0.7	$(2.1)
(1)All derivative assets are presented in Other current assets or Other assets on the Consolidated Balance Sheets.
(2)All derivative liabilities are presented in Other current liabilities or Other liabilities on the Consolidated Balance Sheets.

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
The following table sets forth the Company’s financial assets and liabilities, which are carried at fair value and measured on a recurring basis during the period, all of which are classified as Level 2 within the fair value hierarchy:

	September 30, 2026	September 30, 2025
(Liabilities) Assets at estimated fair value:
Deferred compensation	$(21.4)	$(20.7)
Derivatives - foreign currency contracts	2.2	(1.4)
Net liabilities at estimated fair value	$(19.2)	$(22.1)

The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan. As of September 30, 2026 and September 30, 2025, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates, and remaining maturities.
As of September 30, 2026 and 2025, the Company had no Level 1 or Level 3 financial assets or liabilities, other than pension plan assets which contained certain assets classified as Level 1.
Refer to Note 15 of Notes to Consolidated Financial Statements for the fair value hierarchy of the pension plan assets.
As of September 30, 2026 and 2025, the fair market value of fixed rate long-term debt was $1,193.4 and $1,198.2, respectively, compared to its carrying value of $1,250.0 in each period. The estimated fair value of the long-term debt was estimated using yields obtained from independent pricing sources for similar types of borrowing arrangements which have been determined based on Level 2 inputs.
Due to the nature of cash and cash equivalents and short-term borrowings, including notes payable, the carrying amounts on the Consolidated Balance Sheets approximate fair value. Additionally, the carrying amounts of the U.S. Revolving Credit Facility, which are classified as long-term debt on the balance sheet, approximate fair value due to the revolving nature of the balances.
As of September 30, 2026, the estimated fair value of foreign currency contracts is the amount that the Company would receive or pay to terminate the contracts, considering first the quoted market prices of comparable agreements or, in the absence of quoted market prices, factors such as interest rates, currency exchange rates and remaining maturities. The estimated fair value of the deferred compensation liability is determined based upon the quoted market prices of the investment options that are offered under the plan.
Note 20 - Commitments and Contingencies
Legal Proceedings
The Company and its subsidiaries are subject to a number of legal proceedings in various jurisdictions arising out of its operations during the ordinary course of business. Many of these legal matters are in preliminary stages and involve complex issues of law and fact and may proceed for protracted periods of time. The amount of liability, if any, from these proceedings cannot be determined with certainty. The Company reviews its legal proceedings and claims, regulatory reviews and inspections and other legal proceedings on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. The Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated and disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for its financial statements to not be misleading. The Company does not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated. Based upon present information, the Company believes that its liability, if any, arising from such pending legal proceedings, asserted legal claims, and known potential legal claims which are likely to be asserted, is not reasonably likely to be material to its financial position, results of operations or cash flows, when taking into account established accruals for estimated liabilities.
During the year ended September 30, 2026, we recorded a $6.3 charge related to an offer to settle certain claims and disputes in connection with a former contract manufacturing agreement.
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
During fiscal 2026, the Company recognized $8.4 in Costs of products sold and $0.3 in Other (income) expense, net in the Consolidated Statements of Earnings and Comprehensive Income reflecting the amount of cash received during the year related to IEEPA tariff refunds.
As of September 30, 2026, the Company has not recognized an asset related to the potential for additional refunds of IEEPA tariffs paid. The ultimate availability, timing and amount of any potential refunds of such tariffs is highly uncertain and is subject to further legal, regulatory and administrative developments. The Company will continue to evaluate new information and will recognize the refund when the requirements under ASC 450, Contingencies, have been met.

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
Accrued environmental costs as of September 30, 2026 and 2025 were $6.5 and $7.7, respectively, and were recorded in Other Current Liabilities and Other Liabilities within the Consolidated Balance Sheets. The amount of the Company’s ultimate liability in connection with those sites may depend on many factors, including the volume and toxicity of material contributed to the site, the number of other PRPs and their financial viability, and the remediation methods and technology to be used. Total environmental capital expenditures and operating expenses are not expected to have a material effect on the Company’s total capital and operating expenditures, cash flows, earnings or competitive position. Current environmental spending estimates may be modified as a result of changes in the Company’s plans or its understanding of the underlying facts, changes in legal requirements, including any requirements related to global climate change, or other factors.
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

Note 21 - Segment and Geographical Data
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
See Note 1 and Note 3 for additional information on the Feminine Care Divestiture, a previously reportable segment.

Segment net sales, significant segment expenses and profitability are presented below:

	Fiscal Year
	2026	2025	2024
Net sales
Wet Shave	$1,224.0	$1,218.9	$1,229.3
Sun and Skin Care	772.5	743.1	740.8
Total net sales	$1,996.5	$1,962.0	$1,970.1

Cost of Products Sold
Wet Shave	$693.3	$682.8	$692.0
Sun and Skin Care	430.0	420.6	400.0
Total cost of products sold	$1,123.3	$1,103.4	$1,092.0

Other operating expenses (1)
Wet Shave	$366.0	$345.8	$333.4
Sun and Skin Care	233.3	224.1	209.5
Total other operating expenses	$599.3	$569.9	$542.9

Segment profit
Wet Shave	$164.7	$190.3	$203.9
Sun and Skin Care	109.2	98.4	131.3
Total segment profit	$273.9	$288.7	$335.2

General corporate and other expenses (2)	$(87.1)	$(89.8)	$(109.6)
Amortization of intangibles	(25.3)	(25.6)	(25.7)
Interest and other expense, net (3)	(43.9)	(76.2)	(75.3)
Restructuring and related costs (4)	(101.8)	(50.7)	(34.7)
Acquisition and integration costs (5)	—	(0.5)	(6.1)
Sun Care reformulation costs (6)	(4.4)	(3.5)	(4.4)
Wet Ones manufacturing plant fire	—	—	(12.2)
Legal matters (7)	(7.5)	—	(3.9)
Gain (loss) on investment (8)	1.1	0.9	(3.1)
Commercial realignment (9)	0.2	(2.9)	—
Other project and related costs (10)	(6.0)	(3.2)	(5.3)
Total (loss) earnings before income taxes	$(0.8)	$37.2	$54.9

(1)Includes SG&A, A&P and R&D costs, which are not regularly provided to the CODM by segment, but included within the measure of segment profit reviewed by the CODM.
(2)Includes indirect expenses for corporate overhead during fiscal 2026, 2025 and 2024 previously allocated to Feminine Care segment profit, which remain reported within continuing operations following the divestiture and are not reallocated to the Wet Shave or Sun and Skin Care segments.
(3)Includes $21.5 of pre-tax other income during fiscal 2026 for services provided under the TSA. Refer to Note 3 of Notes to Consolidated Financial Statements.
(4)The Company recorded $101.8, $50.7 and $34.7 during fiscal 2026, 2025 and 2024, respectively, related to actions to strengthen its operating model and improve manufacturing and supply chain efficiency and productivity. Includes pre-tax SG&A of $5.9, $1.7 and $0.1 during fiscal 2026, 2025 and 2024, respectively. Includes pre-tax Cost of products sold of $37.2, $3.5 and nil during fiscal 2026, 2025 and 2024, respectively, related to other associated disposal costs and accelerated depreciation of certain assets. See Note 4 of the Notes to Consolidated Financial Statements.
(5)Includes Cost of products sold of nil, nil and $3.3 during fiscal 2026, 2025 and 2024, respectively and pre-tax SG&A of nil, $0.5 and $2.8 during fiscal 2026, 2025 and 2024, respectively, for the acquisition of Billie, Inc. on November 29, 2021.
(6)Includes pre-tax research and development costs of $4.4, $3.5 and $4.4 during fiscal 2026, 2025 and 2024, respectively, related to the reformulation, recall and destruction of certain Sun Care products.

(7)Includes pre-tax SG&A of $7.5, nil and $3.9 during fiscal 2026, 2025 and 2024, respectively, for charges related to legal matters.
(8)Includes pre-tax gain (loss) of $1.1, $0.9 and $(3.1) during fiscal 2026, 2025 and 2024, respectively, on the fair value measurement of equity interests.
(9)Includes pre-tax Cost of products sold of $0.2 of income, $2.9 of expense and nil during fiscal 2026, 2025 and 2024, respectively, related to a shift in go to market strategy and SKU rationalization.
(10)Includes operating expenses of $6.7, $5.5 and $5.3 during fiscal 2026, 2025 and 2024, respectively, and Other (income) expense, and $0.7, $2.3 and nil during fiscal 2026, 2025 and 2024, respectively.
Depreciation expense and capital spending by segment were:

	Fiscal Year
	2026	2025	2024
Depreciation and amortization expense
Wet Shave	$42.8	$39.3	$36.0
Sun and Skin Care	8.4	8.3	14.1
Corporate	25.3	25.6	25.7
Total depreciation and amortization expense (1)	$76.5	$73.2	$75.8

Capital expenditures
Wet Shave	$41.8	$46.0	$33.3
Sun and Skin Care	16.6	22.1	16.0
Total capital expenditures	$58.4	$68.1	$49.3
(1) $1.3, $15.6, and $12.2 of Depreciation and amortization expense of the Feminine Care business have been classified as (Loss) earnings from discontinued operations, net of tax for fiscal years ended 2026, 2025 and 2024. See Note 3, “Discontinued Operations” for additional information.

The following table presents the Company’s net sales and long-lived assets by geographic area:

	Fiscal Year
	2026	2025	2024
Net Sales to Customers
United States	$979.4	$970.5	$1,008.9
International	1,017.1	991.5	961.2
Total net sales	$1,996.5	$1,962.0	$1,970.1

Long-lived Assets
United States	$155.4	$149.0
Germany	116.2	100.3
Other International	110.9	108.6
Total long-lived assets excluding goodwill and other intangibles, net, and other assets	$382.5	$357.9
The Company’s international net sales are derived from customers in numerous countries, with no sales to any individual foreign country exceeding 10% of the Company’s total Net sales. For information on customer concentration and product concentration risk, see Note 19 of Notes to Consolidated Financial Statements.

Supplemental product information is presented below for net sales:

	Fiscal Year
	2026	2025	2024
Razors and blades	$1,104.6	$1,104.7	$1,111.0
Sun care products	463.2	458.9	483.6
Shaving gels and creams	119.4	114.2	118.3
Grooming products	227.8	200.6	182.9
Wipes and other skin care	81.5	83.6	74.3
Total net sales	$1,996.5	$1,962.0	$1,970.1

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f).

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s assessment, management has concluded that internal control over financial reporting as of September 30, 2026 was effective.
The Company’s internal control over financial reporting as of September 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
(a)None.
(b) During the three months ended September 30, 2026, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding our directors and executive officers is included in Item 1. Business of this Annual Report on Form 10-K. Additional information regarding our directors will be included in our definitive proxy statement for our annual meeting of shareholders. The information required by this Item will be included in our definitive proxy statement for our 2027 annual meeting of shareholders, which will be filed with the United States Securities and Exchange Commission (“SEC”) within 120 days of September 30, 2026.
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
Item 11. Executive Compensation.
The information required by this Item will be included in our definitive proxy statement for our 2027 annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in our definitive proxy statement for our 2027 annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in our definitive proxy statement for our 2027 annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2026.

Item 14. Principal Accounting Fees and Services.
Information required by this Item, including the services provided by and fees paid to PricewaterhouseCoopers LLP (PCAOB ID 238, Stamford, Connecticut), our independent auditors, will be included in our definitive proxy statement for our 2027 annual meeting of shareholders, which will be filed with the SEC within 120 days after September 30, 2026.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Documents filed as part of this report:

1)Financial Statements. The following are included within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

◦Report of Independent Registered Public Accounting Firm.
◦Consolidated Statements of Earnings and Comprehensive Income for the fiscal years ended September 30, 2026, 2025 and 2024.
◦Consolidated Balance Sheets as of September 30, 2026 and 2025.
◦Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2026, 2025 and 2024.
◦Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2023 to September 30, 2026.
◦Notes to Consolidated Financial Statements.

2)Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

	Fiscal Year
	2026	2025	2024
Allowance for Doubtful Accounts
Balance as of beginning of year	4.8	4.6	5.6
Provision charged to expense, net of reversals	(1.8)	0.1	(0.8)
Write-offs, less recoveries, translation, other	(0.4)	0.1	(0.2)
Balance as of end of year	$2.6	$4.8	$4.6

Income Tax Valuation Allowance
Balance as of beginning of year	20.9	21.5	18.3
Provision charged to expense	0.7	(0.3)	4.6
Write-offs, less recoveries, translation, other	(0.3)	(0.3)	(1.4)
Balance as of end of year	$21.3	$20.9	$21.5
3)Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1****
Asset Purchase Agreement, dated as of November 12, 2025, by and between Edgewell Personal Care Company and Essity Aktiebolag (publ) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 13, 2025).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013).

3.2	Articles of Merger effective June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 1, 2015).

3.3	Amended and Restated Bylaws of the Company effective November 5, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 20, 2020).

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2025).

10.1****
Master Accounts Receivable Purchase Agreement dated as of September 15, 2017 among Edgewell Personal Care, LLC, as the Seller, Edgewell Personal Care Company, as Guarantor, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Purchaser (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 19, 2017).

10.2****	First Amendment to Master Accounts Receivable Purchase Agreement, dated as of December 3, 2018, between the Company and MUFG Bank, Ltd (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2025).

10.3****	Second Amendment to Master Accounts Receivable Purchase Agreement, dated as of March 20, 2019, between the Company and MUFG Bank, Ltd (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2025).

10.4****	Third Amendment to Master Accounts Receivable Purchase Agreement, dated as of May 4, 2020, between the Company and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2025).

10.5****	Fourth Amendment to Master Accounts Receivable Purchase Agreement, dated as of June 14, 2021, between the Company and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2025).

10.6****	Fifth Amendment to Master Accounts Receivable Purchase Agreement, dated as of July 30, 2021, between the Company and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2025).

10.7****
Sixth Amendment to Master Accounts Receivable Purchase Agreement, dated as of February 7, 2022, between the Company and MUFG Bank, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022).

10.8****
Seventh Amendment to Master Accounts Receivable Purchase Agreement, dated as of August 5, 2024, between the Company and MUFG Bank, Ltd (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2024).

10.9****
Restatement Agreement, dated as of April 2, 2024, among Edgewell Personal Care Company, each of the guarantors party thereto, Bank of America, N.A., as Administrative Agent, the Issuing Bank and each Refinancing Lender party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 2, 2024).

10.10****
Indenture, dated as of May 22, 2020, among Edgewell Personal Care Company, the guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 22, 2020).

10.11
Indenture, dated as of March 8, 2021, among Edgewell Personal Care Company, the guarantors party thereto and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2021).

10.12***	A Summary of the Company's director compensation program (incorporated by reference to the Company's Definitive Proxy Statement filed December 19, 2024).

10.13***	Form of Indemnification Agreement (for directors with existing agreements) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.14***	Form of Indemnification Agreement (for new directors) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 28, 2015).

10.15***
2009 Restatement of the Company's Deferred Compensation Plan, as amended and restated effective as of January 1, 2009 (incorporated by reference to Exhibit 10 of the Company's Annual Report on Form 10-K for the year ended September 30, 2008).

10.16***
Amendment No. 1 to the 2009 Restatement of the Company’s Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.17***
Amendment No. 2 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed November 21, 2012).

10.18***
Amendment No. 3 to 2009 Restatement of the Company's Deferred Compensation Plan, dated November 7, 2011 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.19***
Amendment No. 4 to the 2009 Restatement of the Company's Deferred Compensation Plan (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended September 30, 2012).

10.20***
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

10.24*/***	Amendment No. 2 to the Company’s Executive Savings Investment Plan, effective December 15, 2017
10.25*/***	Amendment No. 3 to the Company’s Executive Savings Investment Plan, effective October 29, 2026
10.26*/***	Summary of Financial Planning Program
10.27***	2017 Edgewell Personal Care Company Financial Planning Plan (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended September 30, 2017).

10.28***	Edgewell Personal Care Company Executive Severance Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2025).

10.29***	Edgewell Personal Care Company Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2019).

10.30***
Employment Offer Letter, dated November 7, 2024 by and between Francesca Weissman and Edgewell Personal Care Company (incorporated by reference to Exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2024).

10.31***
Employment Offer Letter, dated September 24, 2024, by and between Jessica Spence and Edgewell Personal Care Company (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2025).

10.32***	Edgewell Personal Care Company 2nd Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed November 17, 2025).
10.33***	Edgewell Personal Care Company 3rd Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2026).
10.34***	Amended and Restated Executive Officer Bonus Plan (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended September 30, 2016).

19.1	Edgewell Personal Care Company Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2025).
21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Edgewell Personal Care Company Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K/A filed November 21, 2024).

101*
The following materials from the Edgewell Personal Care Company Annual Report on Form 10-K formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Earnings and Comprehensive Income for the years ended September 30, 2024, 2025 and 2026, (ii) the Consolidated Balance Sheets as of September 30, 2025 and 2026, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2025 and 2026, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the period from October 1, 2023 to September 30, 2026, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2026.

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

Date: November 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title
/s/ Rod R. Little
Rod R. Little (principal executive officer)	President and Chief Executive Officer and Director

/s/ Francesca Weissman
Francesca Weissman (principal financial officer)	Chief Financial Officer

/s/ John Dunham
John Dunham (principal accounting officer)	Chief Accounting Officer

/s/ Robert Black
Robert Black	Director

/s/ George Corbin
George Corbin	Director

/s/ Carla C. Hendra
Carla C. Hendra	Director

/s/ John C. Hunter
John C. Hunter	Director

/s/ Rakesh Sachdev
Rakesh Sachdev	Director

/s/ Swan Sit
Swan Sit	Director

/s/ Stephanie Stahl
Stephanie Stahl	Director

/s/ Gary Waring
Gary Waring	Director

November 13, 2026